Form 10-K/A
period 1993-12-31
SNYDER OIL CORP
filed 1994-04-25
CIK 860713

SNYDER OIL CORPORATION

                       Annual Report on Form 10-K
                           December 31, 1993

                               PART I

ITEM 1.  BUSINESS

General

     Snyder Oil Corporation (the "Company") is engaged in the development and acquisition of oil and gas properties primarily in the Rocky Mountain region of the United States. The Company also gathers, transports, processes and markets natural gas generally in proximity to its principal producing properties. Over the five year period from 1988 to 1993, revenues increased from $14.7 million to $229.9 million, net income increased from $5.1 million to $25.7 million and net cash provided by operations increased from $8.1 million to $68.3 million. At December 31, 1993, the Company's net proved reserves totaled 103.6 million barrels of oil equivalent ("MMBOE"), having a pretax present value at constant prices of $390.4 million. Approximately 69% of its proved reserves are natural gas.

     Approximately 90% of the present value of the Company's proved reserves is concentrated in five major producing areas located in Colorado, Wyoming and Texas. In total, the Company's properties are located in 15 states and the Gulf of Mexico and include 5,122 gross (2,187 net) producing wells and nine gas transportation and processing facilities. The Company operates more than 2,100 wells which account for over 90% of its developed reserves. In addition to its domestic operations, the Company is also participating in several international exploration and development projects through its wholly owned subsidiary, SOCO International, Inc., and through its 36% owned affiliate, Command Petroleum Holdings NL. At December 31, 1993, the Company held undeveloped acreage totaling 539,000 gross acres (326,000 net) domestically and 4.3 million gross acres (3.3 million net) internationally.

     The Company has pursued a balanced strategy of development drilling and acquisitions, focusing on operating efficiency and enhanced profitability through the concentration of assets in selected geographic areas or "hubs." Currently, the primary emphasis of the Company's growth strategy is development drilling in the Rockies, mainly the Wattenberg Field in the Denver-Julesburg Basin ("DJ Basin") of Colorado where the Company drilled 323 wells in 1993. In implementing this strategy in the Wattenberg Field over the past three years, the Company has achieved the following: (i) drilled approximately 667 wells, 660 of which are currently producing; (ii) increased production more than five times, from an average of 2.6 MBOE per day in 1991 to an average of 13.3 MBOE per day in 1993;
(iii) increased proved reserves nearly 50% from 37.9 MMBOE at yearend 1991 to 55.2 MMBOE at yearend 1993; and (iv) generally reduced drilling and completion costs by over 30% through a combination of aggressive cost cutting, economies of scale and technological improvements. Through a major joint venture with Union Pacific Resources Company, as well as acquisitions and leasing, the Company has accumulated a substantial inventory of potential drilling locations, including 1,102 locations that were classified as proved undeveloped at December 31, 1993.

     In 1993, the Company embarked on a program to apply the experience gained in the Wattenberg Field to two other large scale gas developments in the Rockies. In the Washakie Basin of southern Wyoming (the "East Washakie Project"), the Company currently operates 128 wells and holds a significant inventory of potential drilling locations, including 98 locations that were classified as proved undeveloped at December 31, 1993. The Company has also initiated the development of a third hub in the Rockies through three purchase transactions, as well as farmouts and leasing. As a result, the Company currently holds a significant inventory of potential drilling locations in the Piceance and Uinta Basins of Colorado and Utah (collectively, the "Western Slope Project"), including 101 locations that were classified as proved undeveloped at December 31, 1993.

     During 1994, the Company intends to continue development in the DJ Basin and to increase activity in the East Washakie and Western Slope Projects. The Company expects to spend $175 to $200 million for development drilling and expansion of gas facilities in 1994, including the drilling of over 650 wells, 500 of which are planned for the Wattenberg Field and up to 90 for the East Washakie and Western Slope Projects. As part of this program, the Company will emphasize the improvement of well economics through the use of technological improvements and cost saving drilling techniques, as well as the capture of downstream margins via the Company's gas facilities. In addition to development drilling in the Rockies, the Company intends to pursue acquisitions to strengthen its existing asset base and secure a foothold in new geographic areas and to continue progress in bringing its international projects to fruition.


Development

     General. Since 1990, development drilling has become the primary focus of the Company's growth strategy. The Company believes that its existing properties have extensive development drilling and enhancement potential, primarily in the DJ Basin of Colorado, the Washakie Basin in southern Wyoming, the Piceance and Uinta Basins in western Colorado and Utah and in the Giddings Field in southern Texas. The Company designs its major drilling programs to reduce risk, create synergies with its gas management operations and exploit the potential for continuous cost improvement. In 1994, the Company expects to drill over 650 wells, including approximately 500 wells in the Wattenberg Field, where the size of its operations enables it to continue to refine the application of new drilling, completion and operating techniques, and to apply the experience gained there to establish other large scale development projects in the Rockies.

     In its large scale development projects, the Company also attempts to acquire and maintain a sizeable inventory of potential drilling locations, many of which may not be economic at current cost and price levels, but which the Company believes may ultimately prove attractive to develop if reservoir assumptions are validated and well economics improve over the life of the project through cost reductions or price increases. No assurances can be given that such conditions will be satisfied and, accordingly, that such locations will be drilled.

     Assuming no material changes in product prices and capital availability, the Company estimates that it will expend from $150 to $200 million per year for development drilling and gas facilities over the next three to five years. Such expenditures totalled $64.8 million in 1992 and $112.8 million in 1993, primarily in the Wattenberg Field.

                           DJ Basin

     Wattenberg Field. The Wattenberg Field is the Company's largest base of operations, representing over 55% of total proved reserves. Between 1991 and 1993, the Company drilled a total of 667 wells in Wattenberg, of which 323 were drilled during 1993. At yearend, the Company had interests in more than 1,400 producing wells, of which the Company operated over 1,100. Through a major joint venture with UPRC, complementary acquisitions and an extensive leasing program, the Company has accumulated up to 6,000 potential drilling locations in the Wattenberg Field. The Company expects that over half of these sites will ultimately prove attractive to develop. The Company expects to drill approximately 500 wells per year in the Wattenberg Field for at least the next several years.

     At yearend 1993, the net proved reserves attributed to the Wattenberg properties were 16.9 million barrels of oil and 229.9 Bcf of gas. The reserves were attributable to 1,437 producing wells, 51 wells in progress, 1,102 proved undeveloped locations and approximately 387 proved behind pipe zones. The Company expects proved reserves to be assigned to other locations as drilling progresses.

     The Company acquired its first properties in Wattenberg during 1986. In 1990, it substantially increased its acreage position by acquiring rights to the Codell and Niobrara formations underlying 32,985 net acres from Amoco Production Company ("Amoco") for $14.4 million. Several farm-ins from Amoco in 1992, financed primarily through a transfer of Section 29 tax credits, resulted in earning additional Codell/Niobrara rights as well as rights to the Sussex, J-Sand and Dakota formations in a number of locations. During 1993, a series of purchases added nearly 9 MMBOE at a net cost of under $3.50 per barrel as well as several pipeline and processing facilities that complement existing facilities. See "Acquisition Program."

     In early 1994, the Company finalized an agreement with UPRC under which the Company has the right for up to six years to drill wells on locations of its choosing on UPRC's previously uncommitted undeveloped acreage throughout the Wattenberg area. This transaction substantially increased the Company's Wattenberg undeveloped acreage inventory. Many of the locations have the potential for improved economics through completion in one or more of the Shannon, Sussex, J-Sand or Dakota formations, as well as the Codell and Niobrara. During the venture's initial three-year term, the Company is required to drill a minimum of 120, 120 and 60 wells per year. After the initial period, the Company can, at its option, extend the venture annually for up to three additional years by drilling at least 150 wells per year. There is no limit on the maximum number of wells that can be drilled, and wells in excess of the required minimum in any year will reduce the number of wells required in the following year by up to 50%. If the Company drills less than the minimum number of wells, it is required to pay UPRC $20,000 per well for the shortfall. On each well that is drilled on UPRC's mineral acreage under the venture, UPRC retains a 15% mineral owner royalty and has the option either to receive an additional 10% royalty interest after pay-out or to participate in the well as a 50% working interest owner. On leasehold acreage, UPRC does not have the right to participate in the well but will retain a royalty interest that will result in a total royalty burden of 25%. As compensation for committing its acreage position to the Company, UPRC was granted warrants to purchase two million shares of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Development, Acquisition and Exploration."

     Drilling. The Company began drilling operations in Wattenberg in early 1991. From 1991 to December 1993, the Company expended $151.1 million to drill 667 wells, of which 323 were drilled in 1993. At yearend, 609 of these wells were producing, 51 were in various stages of drilling and completion and seven were dry holes.

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

     The Company's success in continuing to reduce its costs of drilling and operations, as well as applying new technology, will be important to the full development of its undeveloped acreage in Wattenberg. The Company has selected procedures for drilling and completing wells that it believes maximize recoverable reserves and economics. The Company has also been able to reduce its costs of drilling, completing and operating wells significantly by negotiating favorable prices with suppliers of drilling and completion services because of the size of its drilling program. These cost reductions often allow the Company to earn an attractive rate of return even on lower reserve wells. The reductions have been achieved by several methods. One of the most significant is the formation of alliances with selected vendors who work with Company personnel to improve coordination and reduce both parties' costs. The resultant reductions are credited wholly or in large part to the Company while vendors' margins are maintained or increased.

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

     During 1992 and 1993, the Company expanded its drilling targets to include both deeper and shallower formations. The J sand lies approximately 400 feet below the Codell. It is a low permeability sandstone generally found to be productive throughout the DJ Basin with performance varying proportionately with porosity and thickness. The Dakota formation lies approximately 150 feet below the J sand. It is a low permeability sand occasionally naturally fractured with less predictable commercial accumulations and varied performance results. The Sussex formation is at average depths of 4,500 feet. The Sussex sands were deposited as bars and exhibit variable reservoir quality with a moderate degree of predictability.

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

     Cheyenne. During 1993, 29 wells were placed on stream in a shallow gas producing area on the northeast flank of the DJ Basin. This project, known as the Cheyenne Project, began with the acquisition of five shut-in gas wells in 1990 when the Company determined that it could capitalize on new open access rules of the Federal Energy Regulatory Commission ("FERC") by constructing a gathering system to transport gas to a nearby interstate pipeline. After acquiring almost 50,000 acres of leases in the area and selling an approximate 27.5% interest to other parties on a promoted basis, the Company has drilled 54 successful wells and six dry holes in the area and constructed a gathering system having a capacity of 10 Mmcf per day to transport the gas to the interstate pipeline. The Company currently operates 61 wells in this area that produce from the Niobrara formation and plans to drill approximately 20 additional wells during 1994.

                         East Washakie

     During 1993, the Company initiated a major project to apply the cost-cutting and improved drilling and completion techniques learned in the Wattenberg Field to develop fluvial Mesaverde sands in the eastern Washakie Basin. An eleven well pilot project was completed in 1993 to test drilling and completion techniques and confirm cost estimates. A second drilling program is currently being initiated. After final evaluation of the drilling, the Company may initiate a large scale drilling program in this area upon completion of a required environmental impact statement. The environmental impact statement was filed in October 1993, and clearance is currently expected in the second half of 1994. Depending on the timing of environmental clearance and continued evaluation of drilling results, the Company expects to drill up to 60 wells in East Washakie during 1994.

     Since the mid-1980's, the Company's properties in the Barrel Springs Unit and the Blue Gap Field of southern Wyoming, together with its gas gathering and transportation facilities there, have been one of its most significant assets. See "Gas Management" and "Properties - Significant Properties." The Company currently operates 128 wells in this area and holds up to 1,200 potential drilling locations, 98 of which were classified as proved undeveloped at yearend 1993. The Company believes that more than half of the potential locations may ultimately prove attractive to develop. The Company currently holds interests in 95,000 gross (76,000 net) undeveloped acres in the Washakie Basin. This includes 36,000 gross (32,000 net) undeveloped acres added during 1993.

                           Western Slope

     During 1993, the Company initiated the Western Slope Project by establishing a sizable position in the Piceance Basin on the western slope of Colorado and in the Uinta Basin in northeastern Utah. The Company formed the 53,000 acre Hunter Mesa Unit in the southeast corner of the Piceance Basin. Through purchases and farmouts, the Company obtained a majority interest and acts as unit operator. Immediately adjacent to the Hunter Mesa Unit, a 100% working interest was purchased in the 26,000 acre Divide Creek Unit for $6.2 million. The acquisition of this Unit, which has six wells producing from the Mesaverde and Cameo Coal formations, added 17.6 Bcf of proved gas reserves as well as an established operating base. Near yearend, the Company also purchased interests in 122 producing wells, 29 non-producing wells and 69 proved undeveloped locations. In total, this purchase included 55,000 net acres in various fields in the Piceance and Uinta Basins.

     Through these purchases, farmouts and a leasing program, the Company currently holds acreage with up to 1,000 potential drilling locations, of which the Company believes 40% could ultimately prove to be attractive to develop. Of these locations, 101 were classified as proved undeveloped at yearend 1993. The development of the Mesaverde sands in the Piceance Basin began with the spudding of the initial test well near the end of 1993. The development will continue with a 10 well test program during 1994 to confirm cost estimates and improved recovery techniques. If successful, the Company may drill up to 30 wells in 1994 and approximately 100 wells per year thereafter. The Company's ability to continue to develop the Piceance Basin is in part dependent on arranging gathering and transportation at a reasonable cost. The company is exploring options for gathering and transporting future gas production, including the possibility of constructing Company owned facilities.

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

     The Company operates the Adair waterflood property in Gaines County, Texas, which it purchased in September 1991. Initial development of the Adair Unit in 1992 cost approximately $1.7 million net to the Company. Based on production response from the initial phase of development, the Company spent an additional $.4 million in 1993 to conduct a pilot program which reduced well spacing on a portion of the Unit. This program increased the unit production from 150 barrels per day to 260 barrels per day. The Company plans to spend an additional $1.1 million to implement an infill development program throughout the Unit.

     In the Giddings Field in Southeast Texas, the Company has undertaken a horizontal drilling program to further exploit existing properties in the area. During 1993, the Company spent $2.2 million to re-enter or drill 10 wells, of which nine were completed and one abandoned. The Company is encouraged by the results to date and plans to increase its expenditures in the field during 1994. At yearend, 25 locations were classified as having proved undeveloped reserves.




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

     Due to its rate of return requirements and the high cost of pursuing potential acquisitions, the Company generally prefers negotiated transactions to auctions. Complex transactions involving legal, financial or operational difficulties have frequently permitted purchase of assets at favorable prices. Past acquisitions of corporations laid the groundwork for the Wattenberg hub, and may in the future provide opportunities to expand in other areas. Acquisitions of incremental interests are being given particular emphasis to take advantage of systems and operational knowledge already in place. The Company has extensive experience in completing numerous types of acquisitions using varied financing sources in addition to internal cash flow.

     During 1993 domestic acquisitions having a total cost of $51.0 million were completed, primarily to strengthen Wattenberg and establish two new hubs that the Company believes have the potential to develop into large scale gas development projects. In Wattenberg a series of purchases added nearly 9 million BOE of proved reserves at a net cost of under $3.50 per barrel as well as several pipeline and processing facilities that complement the Company's existing gathering systems. In the largest of these acquisitions, the Company paid $19.7 million and, after an exchange of interests with a third party, acquired an approximate 80% working interest in 153 producing wells and 284 undeveloped locations having total proved reserves estimated to exceed 7 million BOE. A portion of the value of the transaction lay in the large volume of undedicated gas located in close proximity to the Company's gas lines.

     In the Washakie Basin, the Company expended over $7.8 million to acquire a 25% incremental interest in its Barrel Springs properties and interests in 44 producing wells and 7 undeveloped locations, as well as a gathering system that expands the existing gathering infrastructure in the area. These acquisitions added approximately
3.6 million BOE of proved reserves and, together with an active leasing program, formed the basis for the East Washakie Project, the Company's second operating hub in the Rockies. See "Development - East Washakie."

     Through three purchase transactions, as well as farmouts and leasing, the Company established a substantial position in the Piceance and Uinta Basins during 1993, laying the foundation of the Western Slope Project, a third gas development hub in the Rockies. A $6.2 million purchase gave the Company a 100% working interest in the 26,000 acre Divide Creek Unit in the southeast Piceance Basin. The Company also formed the adjacent 53,000 acre Hunter Mesa Unit and through purchases and farmouts obtained a majority working interest position and became unit operator. Near yearend the Company also acquired interests in 122 producing wells, 29 non-producing wells and 69 proved undeveloped locations in various fields in the Uinta and Piceance Basins. See "Development - Western Slope."

     The following table summarizes acquisition activity since 1983:

                                                     Purchase Price
  Year    Major Assets Acquired                           Company Affiliates  Total
  1983 Louisiana gas pipeline                         $     3.5 $      -       $3.5
  1984 Various producing properties                        27.8        -       27.8
  1985 Utah, Texas and Oklahoma properties                 56.1        -       56.1
  1986 Colorado and Wyoming properties                     61.8       15.4     77.2
  1987 Mississippi and Colorado properties, Roggen
       gas plant, Wyoming gas facilities                   71.0        -       71.0
  1988 Various producing properties                        33.8       18.5     52.3
  1989 Various producing properties                        12.3       56.9     69.2
  1990 Wattenberg properties, incremental interests       161.2 (a)    -      161.2
  1991 Waterflood properties, incremental interests         9.9        -        9.9
  1992 Wyoming properties, incremental interests           63.6        -       63.6
  1993 Colorado and Wyoming properties,
       incremental interests, acreage                      51.0        -       51.0

       Total                                           $  552.0 $     90.8 $  642.8

         (a) Includes the acquisition of a publicly traded partnership managed by the Company.


Gas Management

     General. The Company expanded its gas gathering and processing capacity during 1993 with the construction of additional gathering facilities and expansion of the Roggen plant in Wattenberg, as well as the acquisition of additional gas facilities in Wattenberg and in Wyoming. By yearend, operated processing capacity had increased to more than 80 MMcf per day and gathering system capacity was increased to more than 200 MMcf per day, while marketed net volumes reached 100 MMcf per day. The gas management unit complements the Company's development and acquisition activities by providing additional cash flow and enhancing returns. The segment is also increasingly profitable in its own right. During 1993, gross margin increased by approximately 23% to $10 million. See "Customers and Marketing."

     Colorado Facilities. The largest concentration of gas facilities is in the Wattenberg area. These facilities include two major gathering systems, the Enterprise system and Energy Pipeline, the Roggen processing plant, and a number of minor facilities. By yearend 1993, the Roggen plant capacity had reached 60 million cubic feet ("MMcf") per day. During the fourth quarter of 1993, average throughput had reached 54 MMcf per day. The plant is expected to process gas from currently undeveloped locations, new third party sources and permanently released locations on acreage acquired from Amoco, plus additional gas from current suppliers. Gas developed through the UPRC joint venture is not dedicated to a processing plant and will significantly increase future volumes of gas available to be processed in the Company's facilities.

     The gas produced from the majority of the new Wattenberg wells drilled on acreage acquired from Amoco is dedicated for the life of the lease to Amoco's Wattenberg gas processing plant. If Amoco were unable to process Company production at its plant for any reason, including a shut-down of the plant, it would have a short-term adverse impact on the Company. The Company has expanded its processing facilities in Wattenberg in order to process Company and third party gas that is not dedicated to Amoco. The Company intends to continue to expand its facilities during 1994 to handle additional gas developed through continued drilling activity. These facilities will also enable the Company to partially mitigate the effects of significant downtime at the Amoco plant.

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

     The Company's Wattenberg gathering systems include over 600 miles of pipeline that collect, compress and deliver gas from over 1,400 wells to the Roggen plant. During 1993, the Company substantially increased the capacity of its gathering systems through the expansion of existing facilities and the acquisition of new facilities. The Company also completed the second phase of the Enterprise system during 1993. Enterprise collects a portion of the Company's gas produced from acreage acquired from Amoco and delivers it to the Amoco Wattenberg plant. Enterprise includes 26 miles of 20" diameter trunk and 29 miles of associated lateral gathering lines connecting 20 of the Company's existing central delivery points. As a result of the completion of the second phase, the Enterprise system has the capacity to deliver 75 MMcf per day to the Amoco Wattenberg plant.

     During 1993, the Company also expanded its gathering system by constructing a nine mile 16" pipeline loop on the western portion of its Energy Pipeline system, which came on line in October 1993. This expansion provides pressure relief and additional capacity for further development in the area. In addition, the Company acquired a pipeline that expands its gathering capacity to the north of the Roggen plant, which may be converted to a residue line allowing for the delivery of residue gas from the tailgate of the Roggen plant to the Williams Natural Gas System.

     The Company has negotiated a transportation arrangement with CIG that, in conjunction with the gathering fees to be charged on the Enterprise system, allows the delivery of gas to the Amoco Wattenberg plant at a favorable rate. In addition to reducing the Company's exposure to future escalation in gathering costs applicable to the Company's production, Enterprise provides an enhanced degree of operational control. Because the Enterprise system interconnects with the Company's other Colorado facilities, the Roggen plant and other plants in the area can serve as a backup for processing a portion of the Company's gas in the event of any curtailment at the Amoco Wattenberg plant. While shut downs of Amoco's plant reduce the Company's production, diversion of gas to the Roggen plant and, to a lesser degree, two other plants in the area, enabled the Company to produce significant volumes that would have otherwise been curtailed.

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

     Wyoming Facilities. The Company operates two pipeline systems in Wyoming that enhance its ability to market gas produced from its properties in the Washakie Basin. Wyoming Gathering and Production Company ("WYGAP") gathers gas produced from 53 operated wells in the Barrel Springs Unit. The system has a capacity of 26 MMcf per day. Throughput averaged 10 MMcf and 14 MMcf per day during 1992 and 1993, respectively. WYGAP delivers gas to Western Transmission Corporation ("Westrans"), a Company-owned interstate pipeline system which operates under FERC jurisdiction. At the beginning of 1993, the Company assumed operations of CIG's Carbon County Blue Gap gathering system pursuant to a lease. The Company has exercised an option to acquire the system subject to regulatory approval. The Company also purchased Blue Gap gathering facilities formerly owned by Williams Field Services. Both systems extend the Company's transportation capabilities to the south.

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

     Other Facilities. The Company expanded its gathering system in southern Nebraska during 1993 to gather gas produced from newly developed Cheyenne County properties for delivery to various markets accessible through an interstate pipeline. The Cheyenne system includes 9.5 miles of 4" to 6" trunkline and 6 miles of 3" lateral gathering lines. During the fourth quarter of 1993, throughput averaged 3 MMcf per day of gas from 60 producing wells. Included in the December 1992 acquisition of Wyoming properties was a gas processing plant in Fremont County, Wyoming. The plant has a 20 MMcf per day capacity with current throughput of 8 MMcf per day from the 28 producing wells in the Riverton Dome Field.

     In conjunction with the growing level of acquisition and development activity in the Western Slope Project, the Company is actively exploring alternatives to gather and transport future gas production, including the possible construction of a Company-owned gathering and transportation line. Traditionally, the lack of sufficient pipeline capacity has been a major deterrent to development in the Piceance Basin.

International Activities

     The Company's strategy internationally is to develop projects that have the potential for a major impact in the future. The Company attempts to structure the projects to limit its financial exposure and mitigate political risk by minimizing financial commitments in the early phases of a project and seeking industry partners and investors to fund the majority of the equity capital. A wholly owned subsidiary of the Company, SOCO International, Inc., is the holding company for all the Company's international operations. During 1993, the Company purchased from Edward T. Story, President of SOCO International, the 10% of SOCO International held by him and canceled Mr. Story's option to purchase an additional 20% of the company. In connection with the purchase, the Company granted Mr. Story an option to purchase 10% of the currently outstanding shares of SOCO International, which is financed primarily by Company loans, through April 1998 for $600,000. The option price is subject to adjustment in certain circumstances.

     Russian Joint Venture. In early 1993, the Company formed Permtex, a joint drilling venture with Permneft, a Russian oil and gas company, to develop four major proven oil fields located in the Volga-Urals Basin of the Perm Region of Russia, approximately 800 miles east of Moscow. During 1993, Permtex was registered by the Russian authorities, representing governmental approval of the terms of the joint venture and authorization for Permtex to commence business. In early 1994, the Company executed a finance and insurance protocol with OPIC, an agency of the United States government that provides financing and political risk insurance for American investment in developing countries, related to the financing of Permtex.

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

     As of March 1, 1994, the Company holds a 28.1% interest in Permtex, after giving effect to the purchases by each of Command, the Company's Australian affiliate, and Holland Sea Search NV ("HSSH"), a Dutch affiliate of Command, of 6.25% interests in Permtex. Recently, a major Japanese trading company has also committed to purchase a 10 to 20% interest in Permtex, which would reduce the Company's interest to 20.6% if the full amount is purchased.

     Command Petroleum Holdings NL. In May 1993, the Company purchased 42.8% of the outstanding shares of Command for approximately $18.2 million. At the time of the purchase, Thomas J. Edelman, President of the Company, Edward T. Story, President of SOCO International, and two other designees were elected to Command's eight-person board of directors. Command is an exploration and production company based in Sydney, Australia and listed on the Australian Stock Exchange. Following a private placement of equity securities in early 1994, Command had working capital of $35 million and no debt. Its current market capitalization approximates US$150 million. Command currently holds interests in more than 20 exploration permits and production licenses primarily in the Southwestern Pacific Rim including Australia and Papua New Guinea. Until recently, Command held a 28.7% interest in HSSH, a publicly traded Dutch exploration and production company whose primary asset is an interest in the North Sea's Markham gas field. After yearend 1993, Command increased its position in HSSH to nearly 48%. Recently, Command purchased a 6.25% interest in Permtex, acquired an interest in an offshore Tunisian permit operated by Marathon Oil Company and acquired an 11.4% interest in the East Shabwa Contract Area in Yemen. Command funded the expenditures with a portion of a $16.4 million privately placed equity offering which reduced the Company's ownership to 35.7%. If as expected, all of Command's warrants expiring in November 1994 are exercised, the Company's ownership would be decreased to 29.6%.

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

     Mongolia. The Company further expanded its international efforts by entering into a production sharing agreement with Mongol Petroleum Company, the national oil company of Mongolia. The Company believes this agreement is the first such contract ever awarded by Mongolia. The agreement covers 11,400 square kilometers, or approximately 2.8 million gross acres, in the Tamstag Basin of northeastern Mongolia. In addition, the Company received a right of first refusal from Mongol Petroleum for the adjacent block which covers 11,130 square kilometers. As a consequence, the Company controls over 5 million acres in this basin which, although previously unexplored and remote from existing markets, is highly prospective. These concessions offset the Hailar Basin of China, a portion of which is included in the China National Petroleum Corporation's round of invitations for bidding in 1994. During 1993, the Company initiated seismic work to broadly define the subsurface and this work is expected to continue into 1995.

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


(a) Gas production is converted to oil equivalents at the rate of 6 Mcf per barrel, except for Thomasville Field gas which through 1992 was converted based on its price equivalency to the Company's other gas. Average gas prices exclude Thomasville production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(b) Sales of natural gas liquids are included in gas revenues. Gas revenues for the year ended December 31, 1989 and 1990 include nonrecurring receipts of $183,000 and $219,000, respectively, in settlement of contract claims, which have been excluded from average sales price computations.
(c) The Company estimates that its composite net wellhead prices at December 31, 1993 were approximately $2.11 per Mcf of gas and $11.49 per barrel of oil.

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

                                              1991          1992           1993
                Development wells
                  Productive
                   Gross                      143.0         241.0          382.0
                   Net                        117.2         207.5          316.0
                  Dry
                   Gross                        3.0           6.0           10.0
                   Net                          2.8           2.7            5.5

                Exploratory wells
                  Productive
                   Gross                        5.0           -              2.0
                   Net                          1.8           -              2.0
                  Dry
                   Gross                        5.0           -              6.0
                   Net                          1.5           -              3.3
(/table>

 As of December 31, 1993, the Company had 61 gross (50.9 net) development wells in progress. Between yearend and February 28, 1994, the Company spudded 118 wells. At that date 135 gross (116.7 net) wells, including wells in progress at yearend, had been completed, two wells (1.5 net) had been abandoned and 42 gross (36.3 net) development wells were in progress.

Field Operations

 In its capacity as operator, the Company supervises day-to-day field activities, generally employing a combination of its personnel and contract pumpers. The Company maintains eight district field offices and one division office.

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

Customers and Marketing

 The Company's oil and gas production is principally sold to refiners and others having pipeline facilities near its properties. Where there is no access to gathering systems, crude oil is trucked to storage facilities. In 1992 and 1993, Amoco accounted for approximately 27% and 12% of revenues, respectively, as the result of the contractual dedication, which terminated at the end of 1993, of a portion of the Company's natural gas and natural gas liquids produced from certain of its Wattenberg acreage. Historically, this arrangement provided for average prices in excess of spot due to participation in certain fixed price contracts, many of which are expected to expire over the next two years. The Company exercised its option to release its natural gas and natural gas liquids and began marketing its production beginning January 1, 1994. The Company believes, however, that it can obtain pricing comparable to that which would have been obtainable through Amoco. The marketing of oil and gas by the Company can be affected by a number of factors that are beyond its control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a material adverse effect on its operations.

 In addition to marketing a significant portion of its own gas, in 1992 the Company initiated an effort to supplement its cash flow through the purchase and resale of gas owned by third parties. Gross margins during 1992 and 1993 from third party marketing activities was $.6 million and $1.2 million, respectively, as average third party volumes increased from 58.7 to 89.9 MMcf per day. The Company expects to continue increasing its role in third party gas marketing.

 In June 1991, the Company entered into a contract to supply gas to a cogeneration facility through August 2004. The contract calls for the Company to supply 10,000 MMBtu per day. This plant, which requires up to 24,500 MMBtu per day of gas, began operations in 1989 and is located at a manufacturing facility in Oklahoma City. The facility has firm fifteen-year sales agreements with a utility company for electricity and with a tire manufacturer for steam. The effect of this contract depends on market prices for gas and its choice of alternative sources of gas (including the spot market) to meet its supply commitments. Gross margin generated from the contract was approximately $1.5 million for both 1991 and 1992. A contractual limitation of the contract sales price and rising gas purchase costs resulted in a net loss of $267,000 on the contract during 1993. At present gas price levels, the Company foresees continued negative or breakeven margins for this contract through July 1994. At that time, a change in the pricing formula should result in improved margins.

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

 Edward T. Story (50), President of SOCO International, Inc. and Vice
President - International of the Company, joined the Company in 1991.
From 1990 to 1991, Mr. Story was Chairman of the Board of a jointly-owned Thai/US company, Thaitex Petroleum Company. Mr. Story was co-founder, Vice Chairman of the Board and Chief Financial Officer of
Conquest Exploration Company from 1981 to 1990.  He served as Vice
President Finance and Chief Financial Officer of Superior Oil Company from 1979 to 1981. Mr. Story held the positions of Exploration and Production Controller and Refining Controller with Exxon U.S.A. from
1975 to 1979. He held various positions in Esso Standard's international companies from 1966 to 1975. Mr. Story received a Bachelor of Science Degree in Accounting from Trinity University, San
Antonio, Texas and a Masters of Business Administration from The
University of Texas in Austin, Texas. Mr. Story is a director of Command Petroleum Holdings NL, an affiliate of the Company. In addition, Mr. Story serves as a director of Bank Texas, Inc., a bank holding company and Hi/Lo Automotive, Inc., a distributor of automobile parts.

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

                                                  December 31,
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


(a) Natural gas reserves are converted to oil equivalents at the rate of 6 Mcf per barrel, except Thomasville Field gas reserves prior to 1993. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations."


 The following table sets forth pretax future net revenues from the production of proved reserves and the Pretax PW10% Value of such revenues.


 (In thousands)                         December 31, 1993
                              Developed  Undeveloped(a)   Total
 1994                        $ 81,401      $(24,109)     $ 57,292
 1995                          59,421         1,220        60,641
 1996                          47,148         8,472        55,620
 Remainder                    286,510       228,209       514,719
 Total                       $474,480      $213,792      $688,272

 Pretax PW10% Value          $297,638      $ 92,771      $390,409  (b)


(a) Net of estimated capital costs, including estimated costs of $68.9 during 1994.
(b) The after tax PW10% value of proved reserves totalled $340.5 million at yearend 1993.

     The quantities and values in the preceding tables are based on prices in effect at December 31, 1993, averaging $11.49 per barrel of oil and $2.11 per Mcf of gas. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and will reduce the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline in prices of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

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

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. With respect to certain properties that historically have experienced seasonal curtailment, the reserve estimates assume that the seasonal pattern of such curtailment will continue in the future. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

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


Significant Properties

 Although the Company's properties are widely dispersed geographically, emphasis has been placed on establishing hubs in certain producing basins. Interests in five producing areas accounted for approximately 90% of Pretax PW10% Value at December 31, 1993. This concentration of assets results in economic efficiencies in the management of assets and permits identification of complementary acquisition candidates. Summary information regarding reserve concentrations and more detailed information regarding the four most significant properties are set forth below.

                                       Proved Reserve Quantities
                            Producing    Crude Oil     Natural  Pretax PW 10% Value
                              Wells      & Liquids       Gas        Amount    Percent
                                          (MMBbl)      (MMcf)       (000)
DJ Basin (CO, NE)            1,336       16,984      242,155     $245,617     62.9%
East Washakie (WYO)            135        1,334       72,871       41,903   10.7
Central Wyoming (WYO)        1,042        7,207       28,913       30,905    7.9
Western Slope (CO & UT)        148          439       41,070       22,113    5.7
Giddings Field (TX)             96          752        7,987       10,960    2.8
 Subtotal                    2,757       26,716      392,996      351,498   90.0
Other                        2,365        5,214       37,093       38,911   10.0
 Total                       5,122       31,930      430,089     $390,409    100.0%
</table


 D J Basin. Interests in the Wattenberg Field account for most of the Company's interest in the D J Basin and include 1,437 producing wells (including 161 wells in which the Company owns royalty interests) located principally in Weld County in northern Colorado, of which 1,124 wells are operated by the Company. Major producing zones are the Codell Sandstone and Niobrara Carbonates, although the Company has expanded drilling targets to include the "J" Sandstone and the Sussex Sandstone and, to a lesser degree, other formations.
The producing zones vary in depth from 4,500 to 7,500 feet and include solution gas drive oil reservoirs, gas-condensate or volatile oil reservoirs and retrograde condensate gas reservoirs. The reserves are considered to be medium to long-term, with gas reserves representing the majority of the Pretax PW10% Value at December 31, 1993. The properties contain approximately 387 proved developed nonproducing (behind pipe) recompletions and 1,102 proved undeveloped locations at yearend 1993. Development of these nonproducing and undeveloped reserves will continue through the late 1990's. Much of the gas from Company wells is delivered to the Company's pipeline and processing facilities in the area. This provides a high degree of control over the transportation, processing and marketing of the DJ
Basin production.  See "Business - Development - D J Basin" and
"Business - Gas Management."


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

 Central Wyoming. In December 1992, the Company acquired four large producing fields and several smaller fields from Atlantic Richfield
Company. The Pitchfork and Hamilton Dome fields produce sour crude oil primarily from the Tensleep, Madison and Phosphoria formations at depths of 2,500 to 4,000 feet. The Salt Creek field produces sweet crude oil from the Wall Creek formation at depths of 2,000 to 2,900 feet. The Riverton Dome field produces primarily gas from the Frontier and Dakota tight sands formations at 8,000 to 10,000 feet with some sour crude oil production from the Tensleep and Phosphoria.

 The production from the Riverton Dome field is processed by a plant included in the 1992 purchase by the Company.  The Company operates the Hamilton Dome and Riverton Dome fields.  Approximately 86% of the
12.0 million BOE of reserves are classified as proved producing.  Oil
accounts for almost 60% of the reserves.   There are 10 Hamilton Dome
and Riverton Dome drilling locations to which proved undeveloped reserves have been attributed.  These reserves are planned for development over the next year.  If successful, additional locations could be booked as proved.  See "Business - Development - Other."

 Western Slope.   The Company has an interest in 148 producing wells,
of which 58 wells are operated by the Company, in the Piceance and
Uinta Basins.  Major producing zones include the Uinta, Green River,
Wasatch, Mesaverde, Dakota, Morrison, Cozzette and Corcoran
formations.  Producing zones vary in depth from 3,000 to 9,000 feet.
Gas reserves represent the majority of the Pretax PW 10% value at
December 31, 1993.  The Properties contain approximately 20 proved nonproducing (behind pipe) recompletions and 101 proved undeveloped locations at yearend 1993.  In total, the Company holds over 1,000 potential drilling locations in these areas. See "Business -
Development - Western Slope Project."

                               PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations (a)

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

 The gross margin from production operations for 1993 increased 62% to $79.7 million, which was primarily related to a 65% growth in oil and gas production. The price received per equivalent barrel decreased by 3% to $13.41. Total operating expenses including production taxes increased 60% during 1993 although operating cost per BOE decreased to $4.83 from $4.99 in 1992. Expense reductions gained from wells added in the DJ Basin, where operating costs averaged $2.76 per BOE, were partially offset by the late 1992 acquisition of Wyoming wells from a major oil company where 1993 operating costs averaged $7.45 per BOE.

 For the year ended December 31, 1993, average daily production was 25,472 BOE, a 65% increase from 1992. Average daily production in the fourth quarter of 1993 climbed to 10,314 Bbls and 105.6 MMcf (27,917
BOE). The production increases resulted primarily from acquisitions and continuing development drilling in the DJ Basin. Domestically, $51.0 million in properties were acquired in 1993, primarily in and around existing hubs in Colorado and Wyoming. The acquisitions included a significant number of development locations and should continue to add to production in 1994. In 1993, 311 wells were placed on production in the DJ Basin, with 51 wells in various stages of drilling and completion at yearend. Because the majority of the wells were added in the latter part of the year, production will not be fully impacted until 1994. Additionally, significant downtime was experienced in the fourth quarter at the major processing plant in the DJ Basin, which increased line pressures and hampered production.
To a lesser extent, this situation continued into early 1994.

 The gross margin from gas processing, transportation and marketing activities for 1993 increased 23% to $10.0 million from $8.1 million in 1992. The increase was primarily attributable to a $3.0 million
(33%) rise in transportation and processing margins as a result of additional DJ Basin production and the recent expansion


(a) Prior to 1993, production from the Thomasville Field, which was sold at prices that were significantly above market, was converted to equivalent barrels based on its price relative to the Company's other gas production. Beginning in 1993, Thomasville production was converted to oil equivalents at the rate of 6 Mcf per barrel. In order to provide comparability between periods, equivalent barrel information, other than depletion rates, for 1992 and 1991 has been restated in this section to reflect Thomasville production at the conversion rate of 6 Mcf per barrel. All equivalent barrel information presented elsewhere in this Prospectus reflects the historical method of conversion of Thomasville production used by the Company in the applicable year.

of the related facilities. Gas marketing margins for 1993 decreased by $1.1 million due to reduced margins on the Company's Oklahoma cogeneration supply contract, which declined as a result of an imposed limitation of the contract sales price and rising gas purchase costs. In 1993 the net contract margin was a loss of $267,000, which was $1.8 million less than 1992. At present gas price levels, the Company foresees continued negative or breakeven margins for the cogeneration contract through July 1994. At that time, a change in the pricing formula should result in improved margins. The cogeneration margin reduction was partially offset by a $667,000
(126%) rise in other gas marketing margins in 1993 resulting from increased third party marketing.

 Other income was $10.4 million during 1993, compared to $4.2 million in 1992. The $6.2 million increase resulted from a $3.5 million gas contract settlement received in April 1993, collection of a $1.7 million litigation judgment and greater gains on the sales of securities.

 General and administrative expenses, net of reimbursements, for 1993 represented 3% of revenues compared to 5.6% in 1992 as expenses were held essentially flat while revenues grew 91%. Interest and other expenses increased 28% primarily as a result of a rise in outstanding debt balances. Senior debt was substantially reduced in April 1993 with proceeds from a preferred offering, but increased through yearend as a result of development expenditures, acquisitions, the investment in Command Petroleum Holdings NL and the retirement of $25.0 million in subordinated debt.

 Depletion, depreciation and amortization during 1993 increased 60%
from the prior year. The increase was the direct result of the 65% rise in equivalent production between years. The producing depletion rate per BOE for 1993 was reduced to $4.75 from $4.79 in 1992. The rate was reduced by an ongoing drilling cost reduction program, partially offset by an increase from the discontinuation of converting Thomasville production to equivalent quantities based on relative gas prices.

 The Company adopted FASB Statement No. 109, "Accounting for Income
Taxes," effective January 1, 1992. Net income for 1992 was increased by $3.8 million for the cumulative effect of the change in method of accounting for income taxes. In 1992 the income tax provision was reduced from the statutory rate of 34% by $5.5 million due to the elimination of deferred taxes as a result of tax basis in excess of financial basis. In 1993 the income tax provision was reduced from the newly enacted rate of 35% to an effective rate of approximately
20% as a result of full realization of the excess basis benefit. The
Company anticipates deferred taxes will be provided in 1994 and beyond based on the full statutory rate and accordingly will increase substantially.

 Comparison of 1992 results to 1991. Revenues rose 30% in 1992 to $120.2 million, compared to $92.5 million in 1991. Net income for 1992 was $20.6 million, a 134% increase from the $8.8 million in 1991. The increases resulted from greater oil and gas production volumes, lower interest expense, reduced general and administrative expenses and a $3.8 million reversal of the cumulative effect of prior year deferred taxes with the adoption of a change in the method of accounting for income taxes.

 Average daily production for 1992 rose 24% to 15,408 BOE due mostly to development drilling in the DJ Basin of Colorado as 189 wells were placed on production there. As a result, the gross margin from production increased 22% to $49.3 million in 1992. The price per BOE decreased 4% during 1992.

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

 Direct operating expenses including production taxes increased only
13% during 1992 as the operating cost per BOE decreased to $4.99 from $5.47 in 1991, due to increased DJ Basin production where operating costs have been significantly lower than average. General and administrative expenses, net of reimbursements, for 1992 represented less than 6% of revenues compared to 8% in 1991, as revenues rose
30%. Interest and other expenses dropped 39% in 1992 due to lower average outstanding senior debt after the application of proceeds from a preferred stock offering in late 1991.

Development, Acquisition and Exploration

 During 1993 the Company expended $93.1 million for oil and gas property development and exploration, $51.0 million for acquisitions and $22.6 million for gas facility expansion and other assets, for a total of $166.7 million in property and equipment expenditures.
Additionally, the Company made an $18.2 million investment in an Australian based exploration and production company.

 The Company has concentrated a significant portion of its development activities in the DJ Basin. Capital expenditures for DJ
Basin development totalled $75.4 million during 1993. A total of 311 newly drilled wells were placed on production there in 1993 and 51 were in progress at yearend. Additionally, 42 recompletions were performed in 1993, with seven in process at yearend. In December
1993, 16 drilling rigs were in operation in the DJ Basin. The Company anticipates putting 500 or more wells per year on production in the DJ Basin for the next few years. With additional leasing activity and through drilling cost reductions that add proved undeveloped locations as they become economic, the Company has increased the inventory of available drillsites. In December 1993, the Company entered into a letter of intent with Union Pacific Resources Company
("UPRC") whereby the Company will gain the right to drill wells on UPRC's previously uncommitted acreage throughout the Wattenberg area.
This transaction significantly increased the Company's undeveloped
Wattenberg inventory. UPRC will retain a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. Of the warrants, one million expire three years from the date of grant, and are exercisable at $25 per share, while the other one million expire in four years and are exercisable at $27 per share. On
February 8, 1995, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not below $21.60 per share. The expiration date of the warrants will be extended one year if the average closing price over such 20 day trading period is less than $16.50 per share.

 The Company expended $14.8 million for other development and recompletion projects and $2.9 million for exploration during 1993.
In Nebraska, 29 wells were added to production in 1993 as an extension of a drilling program initiated in 1992. An additional 20 wells are planned in Nebraska for 1994. In southern Wyoming, 11 wells in the East Washakie Basin development program were successfully drilled and completed during the last half of 1993 with three in process at yearend. In this program, significant cost-cutting measures were applied based on the experience gained in the DJ Basin.
In central Wyoming on the properties acquired from a major oil company in late 1992, efforts have been focused on increasing operating efficiency with limited development drilling and workover activity. In 1993, three successful wells were drilled in the fourth quarter and selected development and recompletion activity is scheduled for 1994. In the Piceance Basin of western Colorado, a three well test program was started in December of 1993 on acreage acquired there during the year, with one well undergoing completion, the second in progress and a third scheduled for early 1994. Current plans include a minimum of 25 wells in the basin during 1994. In
South Texas, a combined operated and non-operated program was initiated, with nine wells completed in 1993 and one well abandoned.
A total of 25 additional horizontal locations have been identified and drilling should continue with as many as 15 wells planned in 1994. In its domestic exploration efforts, the Company initiated a seismic program in Louisiana and began drilling early in the fourth quarter. Advanced seismic techniques are being used to identify further prospects in Louisiana and expectations are to drill up to 20 wells in 1994.

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

 The Company's gas gathering and processing facilities have been undergoing significant transformation since late 1992. In 1993, the Company expended $20.1 million to develop further its gas related assets. The Company spent $9.4 million toward the second phase of its DJ Basin gathering expansion to construct a high pressure line to deliver gas directly to the major gas processing plant in the area and expand its gathering network for the increased drilling activity.
An additional $2.6 million was expended to expand the Roggen Plant for the production increases. A total of $5.6 million in additional transportation and gathering facilities were constructed in the DJ
Basin including a nine mile 16" interconnect line completed in October to relieve high line pressures, a 20" western gathering extension and numerous other extensions and connections. A gathering system that delivers third party gas to the Roggen Plant was purchased for $703,000. The Company expended $1.4 million to complete construction of a system to gather gas from its Nebraska drilling project. These projects are intended to take advantage of the significant increase in drilling activity in these areas.

 In May 1993, the Company acquired 42.8% (currently 35.7%) of the outstanding shares of Command Petroleum Holdings NL ("Command"), a
Sydney based Australian exploration and production company listed on the Australian Stock Exchange, for $18.2 million. Command holds interests in more than 20 exploration permits and licenses and a 28.7% interest in a Netherlands exploration and production company whose assets are located primarily in the North Sea. Permtex, the Company's Russian joint venture, received central government approval in August and the Company executed a finance and insurance protocol with the Overseas Private Investment Corporation ("OPIC"), a United
States government agency. Current plans call for 25 of the existing
45 shut-in wells to be placed on production in 1994, and that 400 development wells will be drilled over the next ten years. Extensive seismic work began in the fourth quarter of 1993 for 400 kilometers of data in Tunisia and 500 kilometers in Mongolia.

 The Company from time to time acquires securities of publicly traded and private oil and gas companies. In addition to its investment in Command, the Company owns, among other investments, more than 5% of the common stock of Lomak Petroleum, Inc. and, as the result of purchases beginning in the third quarter of 1993, American
Exploration Company. The Company is currently evaluating a range of possible alternatives with respect to its investment in American
Exploration Company, including the possibility of actions to enhance the value of its common stock.

Financial Condition and Capital Resources

 At December 31, 1993, the Company had total assets of $480 million and working capital of $1.3 million. Total capitalization was $412 million, of which 28% was represented by senior debt and the remainder by stockholders' equity. During 1993, the Company fully retired its $25 million of 13.5% subordinated notes and the related cumulative participating interests. During 1993, cash provided by operations was $68.3 million, an increase of 43% over 1992. As of December 31, 1993, commitments for capital expenditures totalled $7.5 million, primarily for DJ Basin drilling. The Company anticipates that it will expend $175 to $200 million for development drilling and expansion of gas facilities in 1994. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, proceeds from property dispositions and existing credit facilities. In addition, joint ventures or future public and private offerings of securities may be utilized.

 In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in October 1992, and at first payout in June 1993 the second contribution of $1.5 million was received. An additional $1.5 million was received in October 1993.
This transaction should increase the Company's cash flow and net income through 1994. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $3.8 million of this revenue during 1993. Discussions are in progress to expand the scope of this transaction so that the benefits would be continued through at least 1996.

 In April 1993, the Company sold 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of convertible preferred stock through an underwritten offering for $103.5 million. A portion of the net proceeds of $99.3 million was used to retire the entire outstanding balance under the revolving credit facility at that time. The preferred stock pays a 6% dividend and is convertible into common stock at $21.00 per share. At the Company's option, the preferred stock is exchangeable into 6% convertible debentures on any dividend payment date on or after March
31, 1994. The preferred stock is redeemable at the option of the Company on or after March 31, 1996.

 Effective July 1, 1993, the Company renegotiated its bank credit facility and increased it from $150 million to $300 million. The new facility is divided into a $50 million short-term portion and a $250 million long-term portion that expires on December 31, 1997. However, management's policy is to request renewal of the facility annually.
Credit availability is adjusted semiannually to reflect changes in reserves and asset values. At December 31, 1993, the elected borrowing base was $150 million. The majority of the borrowings currently bear interest at LIBOR plus 1.25% with the remainder at prime. The Company also has the option to select the CD rate plus
1.375%. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Based on such limitations, $86.5 million would have been available for the payment of dividends and other restricted payments as of December 31, 1993. The Company does not currently plan to make, and is not committed to make, any advances or contributions to unrestricted subsidiaries that would materially affect its ability to pay dividends under this limitation.

 The Company maintains a program to divest marginal properties and assets that do not fit its long range plans. For 1992 and 1993, proceeds from these sales were $3.0 million and $5.5 million, respectively. Included in the 1993 proceeds were $4.0 million of cash receipts previously accrued for late 1992 sales. The Company intends to continue to evaluate and dispose of nonstrategic assets.

 The Company believes that its capital resources are more than adequate to meet the requirements of its business. However, future cash flows are subject to a number of variables including the level of production and oil and gas prices, and there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to satisfy debt service requirements and to maintain planned levels of capital expenditures or that increased capital expenditures will not be undertaken.

Inflation and Changes in Prices

 While certain of its costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices.
Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

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





                                     Average Prices
                              Crude Oil                Per
                                 and      Natural      Equivalent
                               Liquids      Gas        Barrel
                              (Per Bbl)  (Per Mcf)
            Annual

                1989            $  18.30   $  1.65   $  12.84
                1990               23.65      1.69      15.61
                1991               20.62      1.68      14.36
                1992               18.87      1.74      13.76
                1993               15.41      1.94      13.41

            Quarterly

              1992
              First             $  17.80   $  1.56  $   12.66
              Second               19.72      1.53      13.28
              Third                20.18      1.70      13.94
              Fourth               17.98      2.13      14.96

               1993
              First             $  16.62   $  2.05   $  14.25
              Second               16.76      1.87      13.65
              Third                14.78      1.85      12.73
              Fourth               13.80      2.02      13.12

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


                              PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.


(a)  1. Reference is made to Item 8 on page 34.

     2. Schedules otherwise required by Item 8 have been omitted as not required or not applicable.

     3. Exhibits

4.1.1 Certificate of Incorporation of Registrant - incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

4.1.2 Certificate of Amendment to Certificate of Incorporation of Registrant filed February 9, 1990 - incorporated by reference from Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

4.1.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed May 22, 1991 - incorporated by reference from Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43106).

4.1.4 Certificate of Amendment to Certificate of Incorporation of Registrant filed May 24, 1993 - incorporated by reference from Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10509)

4.1.5 Certificate of Designations, Powers, Preferences and Rights of the Registrant's $4.00 Convertible Exchangeable Preferred Stock - incorporated by reference from Exhibit 3.1.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-10509).

4.1.6 Certificate of Designations of the Registrant's $6.00 Convertible Exchangeable Preferred Stock - incorporated by reference from Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10509)

10.1    Snyder Oil Corporation 1990 Stock Option Plan for Non-
        Employee Directors - incorporated by reference from Exhibit
        10.4 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

10.1.1 Amendment dated May 20, 1992 to the Registrant's 1990 Stock Plan for Non-Employee Directors - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10509).

10.2 Registrant's Restated 1989 Stock Option Plan - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-10509).

10.3 SOCO Holdings Inc. 1984 Stock Option Plan - incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

10.3.1 Amendment to SOCO Holdings Inc. 1984 Stock Option Plan dated July 18, 1985 - incorporated by reference from Exhibit 10.6.1 to the Registrant's Registration Statement on Form S-4
        (Registration No. 33-33455).

10.3.2 Amendment to SOCO Holdings Inc. 1984 Stock Option Plan dated May 24, 1988 - incorporated by reference from Exhibit 10.6.2 to the Registrant's Registration Statement on Form S-4
        (Registration No. 33-33455).

10.4 Registrant's Profit Sharing & Savings Plan and Trust as amended and restated effective October 1, 1993 - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-10509).

10.5 Form of Indemnification Agreement - incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

10.6 Form of Change in Control Protection Agreement - incorporated by reference from Exhibit 10.11 to the Registrant's
        Registration Statement on Form S-1 (Registration No.
        33-43106).

10.7 Long-term Retention and Incentive Plan and Agreement between the Registrant and Charles A. Brown - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10509)

10.8 Agreement dated as of April 30, 1993 between the Registrant and Edward T. Story.*

10.9 Purchase and Sale Agreement dated December 11, 1992 between Atlantic Richfield Company and Registrant - incorporated by reference to Report on 8-K dated December 11, 1992 (File No. 1-10509).

10.10 Warrant dated February 8, 1994 issued by Registrant to Union Pacific Resource Company.*

10.11 Fourth Restated Credit Agreement dated as of July 1, 1993 amoung the Registrant and the banks party thereto - incorporated by reference from Exhibit 4.1.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (File No. 1-10509).

11.1    Computation of Per Share Earnings.*

22.1 Subsidiaries of the Registrant - incorporated by reference from Exhibit 22.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-10509).

23.1    Consent of Arthur Andersen & Co.*

23.2    Consent of Netherland, Sewell & Associates, Inc.*

99.1    Report of Netherland, Sewell & Associates, Inc. dated
        February 10, 1994 relating to certain of the Registrant's property interests.*

99.2    Report of Netherland, Sewell & Associates, Inc. dated
        February 11, 1994 relating to their audit of reserve estimates.*

 (b)    No reports on Form 8-K in the fourth quarter of 1993

 * Filed as part of Registrant's original Form 10K.





                      SIGNATURE



 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

     Cover Page
     Item 1.  Business
     Item 2   Properties
     Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Part IV
     Item 14.       Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                   SNYDER OIL CORPORATION


                                   By:  /s/ Peter E. Lorenzen

                                   Peter E. Lorenzen
                                   Vice President - General Counsel


Date:  April  22, 1994