Form 10-Q
period 1994-03-31
SNYDER OIL CORP
filed 1994-05-16
CIK 860713

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                             OR

 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

          _______________________________________________

For Quarter Ended March 31, 1994      Commission file number 1-10509

                          SNYDER OIL CORPORATION
          Exact name of registrant as specified in its charter)

               Delaware                                  75-2306158
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

     777 Main Street, Fort Worth, Texas                       76102
     (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)     (817)338-4043

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X     No    .

23,353,556 Common Shares were outstanding as of May 2, 1994




PART I.  FINANCIAL INFORMATION



     The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.


                          SNYDER OIL CORPORATION

                    CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                               (In thousands)
                                                              December 31,     March 31,
                                                                  1993           1994
                                                                              (Unaudited)
                                       ASSETS
 Current Assets
   Cash and equivalents                                         $  10,913       $   8,364
   Accounts receivable                                             47,472          39,175
   Other                                                            3,407           4,732
                                                               ----------      ----------
                                                                   61,792          52,271

                                                               ----------      ----------
Investments (Note 4)                                               29,383          36,406
                                                               ----------      ----------
Oil and gas properties, full cost method (Note 5)                 468,764         512,304
   Accumulated depletion, depreciation and amortization         (126,123)       (139,372)
                                                               ----------      ----------
                                                                  342,641         372,932
                                                               ----------      ----------
Gas processing and transportation facilities (Note 5)              60,015          65,875
   Accumulated depreciation                                      (14,295)        (15,702)
                                                               ----------      ----------
                                                                   45,720          50,173
                                                               ----------      ----------
                                                                 $479,536        $511,782
                                                               ==========      ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $  37,262       $  36,175
   Accrued liabilities                                             23,239          15,964
                                                               ----------      ----------
                                                                   60,501          52,139
                                                               ----------      ----------
Senior debt, net (Notes 3 and 5)                                  114,952         141,052
Deferred taxes and other (Note 9)                                   6,842          12,651

Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
   Preferred stock, $.01 par, 10,000,000 shares authorized,
      8% convertible preferred, 1,186,005 shares
        issued and outstanding                                         12              12
      6% convertible preferred, 1,035,000 shares
        issued and outstanding                                         10              10
   Common stock, $.01 par, 75,000,000 shares authorized,
      23,259,658 and 23,322,588 issued and outstanding                233             233
   Capital in excess of par value                                 250,574         254,491
   Retained earnings                                               46,954          48,821
   Foreign currency translation                                     (542)             257
   Unrealized gains on investments (Note 4)                             -           2,116
                                                               ----------      ----------
                                                                  297,241         305,940
                                                               ----------      ----------
                                                                 $479,536        $511,782
                                                               ==========      ==========

        The accompanying notes are an integral part of these statements.

                   SNYDER OIL CORPORATION

      CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
           (In thousands except per share data)



                                                Three Months Ended March 31,
                                                      1993         1994
                                                         (Unaudited)

Revenues (Note 8)
      Oil and gas sales                                $ 31,009     $ 32,647
      Gas processing, transportation and marketing       13,212       26,923
      Other                                                 652        2,245
                                                       --------     --------
                                                         44,873       61,815
                                                       --------     --------
Expenses
      Direct operating                                   11,372       11,943
      Cost of gas and transportation                     11,300       23,265
      General and administrative                          1,622        1,791
      Interest and other                                  2,291        1,565
      Depletion, depreciation and amortization           11,831       14,656
                                                       --------     --------

Income before taxes and extraordinary item                6,457        8,595

Provision for income taxes (Note 7)
      Current                                                90           25
      Deferred                                                -        2,567
                                                       --------     --------
                                                             90        2,592
                                                       --------     --------

Income before extraordinary item                          6,367        6,003

Extraordinary item - early extinguishment of debt,
      net of taxes of $198 (Note 3)                        (384)           -
                                                       --------     --------
Net income                                                5,983        6,003

Dividends on preferred stock                             (1,200)      (2,739)
                                                       --------     --------
Net income available to common                         $  4,783     $  3,264
                                                       ========     ========
Net income per share (Note 2)
      Before extraordinary item                        $    .23     $    .14
      Extraordinary item                                   (.02)           -
                                                       --------     --------
        Total                                          $    .21     $    .14
                                                       ========     ========

Weighted average shares outstanding (Note 6)             22,895       23,307

           The accompanying notes are an integral part of these statements.

                  SNYDER OIL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN
           STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                  (In thousands)


                                                                             Capital in
                                          Preferred Stock    Common Stock     Excess of    Retained
                                          Shares  Amount    Shares  Amount    Par Value    Earnings

                                          (c)
Balance, December 31, 1992                 1,200   $  12    22,874  $  229    $ 148,670    $ 35,482

      Issuance of preferred                1,035      10         -       -       99,315           -

      Common stock grants and
         exercise of options                   -       -       309       3        2,590           -
      Conversion of preferred
         to common                          (14)       -        77       1          (1)           -

      Dividends                                -       -         -       -            -    (14,192)

      Net income                               -       -         -       -            -      25,664
                                          ------  ------    ------  ------     --------    --------

Balance, December 31, 1993                 2,221      22    23,260     233      250,574      46,954

      Common Stock grants and
        exercise of options                    -       -        63       -          467           -

      Issuance of warrants                     -       -         -       -        3,450           -

      Dividends                                -       -         -       -            -     (4,136)

      Net income                               -       -         -       -            -       6,003
                                          ------  ------    ------  ------     --------    --------
Balance, March 31, 1994
      (Unaudited)                          2,221   $  22    23,323   $ 233     $254,491    $ 48,821
                                          ======  ======    ======  ======     ========    ========
        The accompanying notes are an integral part of these statements

                          SNYDER OIL CORPORATION


              CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                             (In thousands)

                                                             Three Months Ended March 31,
                                                                   1993        1994
                                                                      (Unaudited)
Operating activities
      Net income                                             $     5,983  $     6,003
      Adjustments to reconcile net income to net cash
        provided by operations
           Depletion, depreciation and amortization               11,831       14,656
           Deferred taxes                                           -           2,567
           Extraordinary item - early extinguishment of debt         384         -
           Gain on sale of securities                              (157)      (1,158)
           Amortization of deferred credits                        (921)        (861)
           Changes in operating assets and liabilities
              Decrease (increase) in
               Accounts receivable                               (1,636)        8,771
               Other current assets                                (234)      (1,325)
              Increase (decrease) in
               Accounts payable                                  (1,396)        (671)
               Accrued liabilities                               (1,599)        (699)
               Other liabilities                                    -           (150)
              Other                                                   20          127
                                                                --------     --------
           Net cash provided by operations                        12,275       27,260
                                                                --------     --------
Investing activities
      Acquisition, development and exploration                  (76,443)     (55,351)
      Proceeds from investments                                      523        2,372
      Outlays for investments                                          -      (3,719)
      Sale of properties                                           5,410        1,848
                                                                --------     --------
           Net cash used by investing                           (70,510)     (54,850)
                                                                --------     --------
Financing activities
      Issuance of common                                             345          404
      Increase in indebtedness                                    50,900       26,100
      Premium on debt extinguishment                               (582)            -
      Dividends                                                  (2,350)      (4,136)
      Deferred credits                                              (47)        2,673
                                                                --------     --------
           Net cash realized by financing                         48,266       25,041
                                                                --------     --------
Increase (decrease) in cash                                      (9,969)      (2,549)

Cash and equivalents, beginning of period                         20,485       10,913
                                                                --------     --------
Cash and equivalents, end of period                             $ 10,516     $  8,364
                                                                ========     ========

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

 The Company follows the "full cost" accounting method. All costs of development and exploration are capitalized as incurred. Depletion, depreciation and amortization ("depletion") is provided on the unit-of-production method based on proved reserves. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.91 and $4.84, respectively, for the three months ended March 31, 1993 and 1994. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed. Expenditures which enhance the value of the properties are capitalized. Depreciation on gas processing and transportation facilities is generally provided on a straight-line basis over 15 years.

 The Company's investment in its Australian affiliate is accounted for using the equity method, whereby the cash basis investment is increased for equity in earnings and decreased for dividends received. The affiliate's functional currency is the Australian dollar. The reported foreign currency translation adjustments are the result of the translation of the Australian balance sheet into United States dollars at the balance sheet dates and the related impact of exchange rates subsequent to purchase.

 All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. Earnings per share are computed based on the weighted average number of common shares outstanding. Differences between primary and fully diluted earnings per share were insignificant for all periods presented. General and administrative expenses are reduced by reimbursements for well operations, drilling and management of partnerships. Reimbursements amounted to $4.1 million and $5.4 million, respectively, for the three months ended March 31, 1993 and 1994.

 In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1993 annual report on Form 10-K.


(3)        INDEBTEDNESS

 The following indebtedness was outstanding on the respective dates:

                                                  December 31,  March 31,
                                                      1993        1994
                                                       (In thousands)
   Revolving credit facility                       $ 114,901   $ 141,001
   Other                                                  66          66
                                                   ---------   ---------
                                                     114,967     141,067
   Less current portion                                  (15)        (15)
                                                   ---------   ---------
     Senior debt, net                              $ 114,952   $ 141,052
                                                   =========   =========

   The Company maintains a $300 million revolving credit facility. The facility is divided into a $250 million long-term portion and a $50 million short-term portion. However, management's policy is to renew the facility annually. The elected borrowing base available under the facility at March 31, 1994 was $200 million. The majority of the borrowings currently bear interest at LIBOR plus 1.25% with the remainder at prime, with an option to select CD plus 1.375%. For the three months ended March 31, 1994, the average borrowing cost for senior debt was 4.7%, compared to 4.9% for the year ended December 31, 1993. The Company pays certain fees based on the borrowing base and outstanding loans. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities.

   In March 1993, the Company retired 40% of the cumulative participating rights associated with its $25 million of subordinated notes. The portion of the payment in excess of principal and accrued interest was expensed as an extraordinary item, net of income taxes, for $384,000. In August 1993, the Company retired $10 million (40%) of the subordinated notes and recorded an extraordinary expense of $462,000, net of taxes. In November 1993, the remaining $15 million of the subordinated notes and all remaining cumulative rights were retired and an extraordinary expense of $1.1 million was reported.

   Scheduled maturities of indebtedness are $15,000 for the remainder of 1994, $17,000 for 1995 and 1996, and $141.0 million in 1997. The long-term portion of the revolving credit facility is scheduled to expire in 1997; however, management's policy is to renew the facility annually.

   Cash payments for interest expense were $1.1 million and $1.3 million, respectively, for the three months ended March 31, 1993 and 1994.

(4)  INVESTMENTS

   The Company has investments in foreign and domestic energy companies and notes receivable, which at December 31, 1993 and March 31, 1994, had a total cost of $29.4 million and $33.2 million, respectively, with corresponding fair market values of $54.2 million and $50.8 million. In the first quarter of 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholder's equity. The pronouncement does not apply to equity basis investments.

   In May 1993, the Company acquired 92 million (42.8%) of the outstanding shares of Command Petroleum Holdings N.L. ("Command"), an Australian exploration and production company, for $18.2 million.
The investment is accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in more than 20 exploration permits and licenses as well as a 47.5% interest in a publicly traded Netherlands exploration and production company whose assets are located primarily in the North Sea. The market value of the Company's investment in Command based on Command's closing price at March 31, 1994 was $33.1 million. Command has outstanding stock options covering the issuance of up to
53.3 million common shares that expire November 30, 1994. Given that the exercise price of the options is substantially below its current stock price, the Company assumes they will be exercised. In January 1994, Command completed an offering of 43 million of its common shares. Additionally, in February 1994, Command issued 2.5 million of its common shares in return for an additional 18.8% interest in the publicly traded Netherlands exploration and production company bringing its ownership from 28.7% to 47.5% at March 31, 1994. As a result of these transactions, the Company's ownership was reduced to 35.3%. If as expected, all of the November 1994 options are exercised, the Company's ownership would be reduced to 29.3%.

   The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, having a book value and total cost at December 31, 1993 and March 31, 1994 of $9.7 million and $12.3 million, respectively. The market value of these securities at December 31, 1993 and March 31, 1994 approximated $13.3 million and $15.5 million, respectively. Accordingly, at March 31, 1994, investments were increased by $3.2 million, stockholders' equity was increased by $2.1 million and deferred taxes payable were increased by $1.1 million as required by SFAS No. 115.

   The Company holds $2.2 million in notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1993 and March 31, 1994, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)  OIL AND GAS PROPERTIES

   The cost of oil and gas properties at December 31, 1993 and March 31, 1994 includes $9.8 million and $13.6 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:


                                                                  Three
                                            Year Ended        Months Ended
                                           December 31,         March 31,
                                               1993               1994
   Acquisition                                  $  50,997      $  4,085
   Development                                     90,182        37,660
   Gas processing, transportation and other        22,595         5,861
   Exploration                                      2,952           192
                                                 --------      --------
                                                $ 166,726      $ 47,798
                                                =========      ========

   Development expenditures for the three months ended March 31, 1994, were concentrated primarily in the DJ Basin of Colorado where expenditures totalled $31.8 million. A total of 156 wells were placed on production there during the quarter with 58 in progress at quarter end. In the Piceance Basin of western Colorado in the Company's Hunter Mesa Unit, four wells were drilled in the first quarter with a fifth underway at March 31. In the Washakie Basin of southern Wyoming, the Company initiated its Meseverde drilling program in late March with one drilling rig in operation and plans to drill throughout the year. In central Wyoming, three Company operated and three third party operated Tensleep formation wells were drilled and placed on production during the quarter. In the Giddings Field in south Texas, the Company continued its horizontal drilling program with the completion of one well that was in progress at yearend, the addition of three producing wells during the quarter an one well drilling at quarter end.

   The Company's gas facilities expansion continued with $5.2 million expended during first quarter 1994, primarily on Wattenberg facilities in the DJ Basin. A total of $3.8 million was incurred to complete 218 well connections (including third party wells), certain line interconnects and booster station enhancements to relieve pipeline pressures. At the Roggen plant, $671,000 was expended to add a new de-ethanizer station and boost compression, among other projects. Additionally $553,000 was incurred in start-up costs on a $20 million project to add a new processing plant on the west end of the Wattenberg Field.

   The Company expended $4.1 million for domestic acreage purchases, the majority of which were in or around the Company's operating hubs.

(6)        STOCKHOLDERS' EQUITY

   A total of 75 million common shares, $.01 par value, are authorized of which 23.3 million were issued and outstanding at March 31, 1994. In 1993, the Company issued 386,000 shares, with 309,000 shares issued primarily for the exercise of stock options by employees and 77,000 shares issued on conversion of 14,000 preferred shares. During the three months ended March 31, 1994, the Company issued 63,000 shares primarily for the exercise of stock options by employees. In 1993, the Company paid first and second quarter dividends of $.05 per share and increased dividends to $.06 per share in the third and fourth quarters. Dividends of $.06 per share were paid for the three months ended March 31, 1994.

   A total of 10 million preferred shares, $.01 par value, are authorized. In December 1991, 1.2 million shares of convertible
exchangeable preferred stock were sold through an underwriting.   The
net proceeds were $57.4 million. The preferred stock carries an 8% dividend and is convertible into common stock at $9.07 per share.
The stock is exchangeable at the option of the Company for 8% convertible subordinated debentures on any dividend payment date. The stock is redeemable at the option of the Company on or after December 31, 1994. The liquidation preference is $50.00 per share, plus accrued and unpaid dividends. Beginning on December 31, 1994, the stock is redeemable at $52.50 per share if the closing price exceeds 150% of the prevailing conversion price (currently $13.61 per share) for 20 of the preceding 30 trading days. After 1995, no minimum stock price is required. The redemption price declines $.50 per year to $50.00 per share in 2000. In 1993, 14,000 preferred shares were converted into 77,000 common shares.

   In April 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of convertible preferred stock were sold through an underwriting.
The net proceeds were $99.3 million. The preferred stock carries a 6% dividend and is convertible into common stock at $21.00 per share. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date on or after March 31, 1994. The stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $9.1 million and $2.7 million, respectively, in dividends for all preferred shares during 1993 and the three months ended March 31, 1994.

   In February 1994, the Company granted warrants to purchase two million shares of its common stock to Union Pacific Resources Corporation ("UPRC") in exchange for rights to develop UPRC's previously uncommitted acreage in the Wattenberg area of Colorado.
Of the warrants, one million expire three years from the date of grant, and are exercisable at $25 per share, while the other one million expire in four years and are exercisable at $27 per share. One year from the date of grant, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not to lower than an exercise price of $21.60 per share. At that time the expiration date of the warrants may also be extended one year if the average closing price over the 20 day trading period is less than $16.50 per share. For financial purposes, the warrants were valued at $3.5 million, which was included as an increase to capital in excess of par value.

   The Company maintains a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to 3 million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determinable by a committee of independent members of the Board of Directors. Virtually all outstanding options vest over a three-year period (30%, 60%, 100%) and expire five to seven years from date of grant.

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

   At March 31, 1994, 1.7 million options were outstanding under both plans at exercise prices of $4.53 to $19.25 per share. At March 31, 1994, a total of 716,000 of such options were vested having exercise prices of $4.53 to $13.00 per share. During 1993, 309,000 options were exercised at prices of $4.53 to $9.13 per share, and 23,000 were forfeited. During the three months ended March 31, 1994, 63,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited.

(7)        FEDERAL INCOME TAXES

   The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. At March 31, 1994, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate follows:

                                               Three Months Ended March 31,
                                                     1993        1994
Federal statutory rate                                 35%         35%
Utilization of net deferred tax asset                 (34%)        -
Prior year tax reimbursement                             -         (5%)
                                                     -----       -----
Effective tax rate                                      1%         30%
                                                     =====       =====

 For tax purposes, the Company had net operating loss carryforwards of $69.1 million at December 31, 1993. These carryforwards expire between 1997 and 2008. At December 31, 1993, the Company had alternative minimum tax credit carryforwards of $1.4 million and depletion carryforwards of $1.1 million, both of which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes due. Cash payments during 1993 and the three months ended March 31, 1994 were $75,000 and zero, respectively.

(8)   SALES TO MAJOR CUSTOMERS

 For the three months ended March 31, 1993, Amoco Production Company accounted for 18% of revenues. No purchaser accounted for more than 10% of revenues in 1994. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)   DEFERRED CREDITS

 In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in October 1992, and at first payout in June 1993 the second contribution of $1.5 million was received. An additional $1.5 million and $1.0 million was received upon payouts in October 1993 and March 1994, respectively. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $3.8 million and $861,000 during 1993 and the three months ended March 31, 1994, respectively.

(10)  COMMITMENTS AND CONTINGENCIES

 The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.6 million for the remainder of 1994, $2.2 million for 1995, $2.3 million for 1996 and 1997, and $2.1 million for 1998.

 In first quarter 1994, the Company received $1.7 million as final settlement of a judgment upheld in 1993. The full amount was accrued and reported in other income in 1993. In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations. The financial statements reflect favorable legal judgments only upon receipt of cash, final judicial determination or execution of a settlement agreement.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Total revenues for the three months ended March 31, 1994 rose 38% to $61.8 million. Net income before taxes and extraordinary items increased 33% to $8.6 million. These increases resulted primarily from greater gas processing and transportation revenues and margins. Equivalent oil and gas production grew 26%, however, the average price received per equivalent barrel dropped 16% to $11.93. Net income for first quarter 1994 of $6.0 million was essentially equal to the prior year period, as deferred income taxes were $2.6 million in 1994 compared to a total tax provision of $90,000 in first quarter 1993. After the effect of $1.5 million of additional preferred stock dividends resulting from the issuance of the 6% preferred stock in April 1993, net income per common share was $.14 in 1994, compared to $.21 in the 1993 quarter.

   Average daily production in the first quarter of 1994 climbed to 11,660 barrels and 112.5 MMcf (30,405 barrels of oil equivalent), increases of 27% and 25%, respectively. The production increases resulted primarily from continuing development drilling in the DJ Basin of Colorado. During first quarter 1994, 156 wells were placed on production in the DJ Basin, with 58 wells in various stages of drilling and completion at quarter end. The gross margin from production operations was $20.7 million, a 5% increase over the prior year quarter. Average oil prices during the quarter were the lowest received since 1986 as the Company received only $12.02 per barrel, a 28% decrease from the $16.62 received in first quarter 1993. Gas prices decreased 3% to $1.98 per Mcf, compared to $2.05 in 1993. First quarter total operating expenses per equivalent barrel (including production taxes) decreased to $4.37 from $5.22 in 1993, as operating expenses were held to a 5% increase while production rose 26%.

   The gross margin from gas processing, transportation and marketing activities almost doubled to $3.7 million in first quarter 1994. The increase was primarily attributable to a $1.5 million rise in processing and transportation margins as a result of the DJ Basin facilities expansion efforts during late 1993 in combination with the increase in DJ Basin production. Throughput at the Roggen gas plant averaged 57.6 MMcf per day during first quarter 1994, up 38% from the prior year quarter. DJ Basin gathering facilities throughput averaged 93.8 MMcf per day in 1994, more than double the 40.8 MMcf daily average in first quarter 1993. Third party gas marketing margins more than tripled to $383,000, partially offset by a $130,000 loss on the Oklahoma cogeneration supply contract in 1994, compared to a net gain of $56,000 in 1993. At present gas price levels, the Company foresees negative or breakeven margins on the contract through August 1994. At that time, a change in the pricing formula should improve margins.

   Other income was $2.2 million during the first three months of 1994, compared to $652,000 in the 1993 quarter. The increase resulted from greater gains on the sale of securities of $1.0 million and gas balancing proceeds of $845,000. General and administrative expenses, net of reimbursements, for first quarter 1994 represented 2.9% of revenues compared to 3.6% in 1993 as expenses increased only 10% while revenues grew 38%. Interest and other expense decreased to $1.6 million in 1994 from $2.3 million in first quarter 1993. During 1993, the $25 million of subordinated debt with an interest rate of 13.5% plus a 3.5% cumulative participating interest was fully retired with proceeds from the Company's credit facility. As a result of the lower effective interest rate under the facility, interest between periods was significantly reduced even though average outstanding debt increased.

   Depletion, depreciation and amortization for first quarter 1994 increased 24% from the prior year period as a direct result of the 26% rise in equivalent production. The producing depletion rate per equivalent barrel for 1994 was $4.84 compared to $4.91 in the 1993 quarter. The rate was reduced by an ongoing drilling cost reduction program.

Development, Acquisition and Exploration

   During the three months ended March 31, 1994, the Company incurred $47.8 million in property and equipment capital expenditures;
including $37.7 million for oil and gas property development, $5.2 million for gas facility expansion and $4.1 million for acreage purchases.

   Of the total development expenditures, $31.8 million was concentrated in the DJ Basin of Colorado. A total of 156 wells were placed on production there in the first quarter of 1994 with 58 in progress at quarter end. Three wells spudded during the quarter were plugged and abandoned. As the quarter drew to a close, the Company reduced the number of drilling rigs in operation from 16 to 10 and expects to remain at that level through the agricultural season, then resume greater drilling activity. The Company anticipates adding 500 or more wells to production in DJ Basin in each of the next few years. The Company continues to add to its inventory of available drillsites with lease acquisitions, farm-ins and the addition of proven locations as they become economic through continued drilling cost reductions. In February 1994, the Company executed an agreement with Union Pacific Resources Corporation ("UPRC") whereby the Company gained the right to drill wells on UPRC's previously uncommitted acreage in the Wattenberg area. The transaction significantly increased the Company's inventory of undeveloped Wattenberg acreage. UPRC retained a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. One million of the warrants expire three years from the date of grant and are exercisable at $25 per share. The other million expire in four years and are exercisable at $27 per share. On February 8, 1995, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not below $21.60 per share. The expiration date of the warrants will be extended one year if the average closing price over the 20 day trading period is less than $16.50 per share. For financial reporting purposes, the warrants were valued at $3.5 million, which was recorded as an increase to oil and gas properties and capital in excess of par value.

   The Company expended $5.9 million for other development and recompletion projects during first quarter 1994. In the Piceance Basin of western Colorado, where the Company formed the 53,000 acre Hunter Mesa Unit in late 1993, four wells were drilled in first quarter 1994 with a fifth underway at March 31. The Company plans to drill up to 30 wells there in 1994 and may institute a more significant drilling program thereafter. In the Washakie Basin of southern Wyoming, the Company initiated its 1994 Mesaverde drilling program in late March with one drilling rig in operation and plans to continue development throughout the year. Acreage acquisition and farm out opportunities continue to be pursued there. In the central Wyoming fields acquired in late 1992, three Company operated and three third party operated Tensleep formation wells were drilled and placed on production during the quarter. On Company operated properties there, three wells each are planned in Hamilton Dome and Riverton for later in 1994. In the Giddings Field of south Texas, the Company continued its horizontal drilling program with the addition of four producing wells during the first quarter of 1994.

   In the three months ended March 31, 1994, the Company expended $4.1 million for domestic acreage purchases, the majority of which were in or around the Company's operating hubs. Although a number of potential producing property acquisitions are under review, no significant purchases were consummated during the first quarter.

   The Company's gas gathering and processing facility operations continue to grow with $5.2 million of capital expenditures in the first quarter of 1994. The work was heavily concentrated in the Wattenberg area of the DJ Basin. A total of $3.8 million was expended to increase the Company's gathering systems in the area to handle the capacity expansion for the 218 (including third party wells) well connections added. The projects also included line interconnects and booster station enhancements to relieve pipeline pressures. At the Roggen plant, $671,000 was expended to add a new de-ethanizer station and boost compression among other projects. As the quarter drew to a close, construction of the new processing plant on the west end of the Wattenberg Field had begun with $553,000 in initial costs incurred. A new cryogenic skid is being fabricated to handle up to 80 MMcf per day. Initial start up for the approximate $20 million plant is scheduled for fourth quarter 1994.

   Exploration costs in the quarter were limited to $192,000, most of which was expended on international projects. In Russia, preparations for the initiation of commercial operations continue. Production tests are under way on four pre-existing and one newly drilled well in the joint venture's southernmost field. Three industry partners have committed $11 million to the joint venture, of which 20% ($2.25 million) was received during the quarter to fully fund the western participants' anticipated equity requirements. Progress continues on arranging the associated debt financing. The joint venture's agreement with the Overseas Private Investment Corporation ("OPIC") is moving closer to becoming definitive. Hopefully, the agreement with OPIC can be finalized and the associated debt financing put in place within 90 days. In Mongolia and Tunisia, seismic acquisition and processing continues.

Financial Condition and Capital Resources

   At March 31, 1994, the Company had total assets of $512 million. Total capitalization was $447 million, of which 32% was represented by senior debt and the remainder by stockholders' equity. During the three months ended March 31, 1994, cash provided by operations was $27.3 million, an increase of 122% over 1993. As of March 31, 1994, commitments for capital expenditures totalled $8.0 million. The Company anticipates that 1994 expenditures for development drilling and gas facilities will total from $175 to $200 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

   In 1993, the Company renegotiated its bank credit facility and increased it from $150 million to $300 million. The new facility is divided into a $50 million short-term portion and a $250 million long-term portion that expires on December 31, 1997. However, management's policy is to renew the facility annually. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. At March 31, 1994, the elected borrowing base was increased to $200 million. The majority of the borrowings currently bear interest at LIBOR plus 1.25% with the remainder at prime. The Company also has the option to select CD plus 1.375%. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Based on such limitations, $82.2 million would have been available for the payment of dividends and other restricted payments as of March 31, 1994.

   In May 1994, the Company issued $75 million of 7% Convertible Subordinated Notes due 2001 in an underwritten public offering for net proceeds of $72.5 million. The Company also granted the underwriters an option, exercisable for 30 days, to purchase an additional $15 million of the notes. The net proceeds of the offering will be used to repay a portion of the borrowings under the bank credit facility. The resulting borrowing capacity under the credit facility will be used to fund development drilling, gas facility expansion and acquisitions.

   In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. This transaction will increase cash flow and net income for the foreseeable future. The Company is currently in process of extending the arrangement with the institutional investor to benefit future periods. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $921,000 and $861,000, respectively, of this revenue during the three months ended March 31, 1993 and 1994.

   The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the three months ended March 31, 1993 and 1994, the Company received $5.4 million and $1.8 million, respectively, in proceeds from sales of properties. The 1993 proceeds included $4.0 million of cash receipts previously accrued for late 1992 sales. The Company intends to continue to evaluate and dispose of nonstrategic assets.

   In first quarter 1994, the Company received $1.7 million as final settlement of a judgment upheld in 1993. The full amount was accrued and reported in other income in 1993. In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The financial statements reflect these judgments only upon receipt of cash, final judicial determination or execution of a settlement agreement.

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

   The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1993 and 1994. Average gas prices prior to 1994 exclude the Thomasville gas production. During 1993, the Company renegotiated its Thomasville gas contract and received a substantial payment. After January 1994, the Company still receives a higher than market price for its Thomasville gas sales, however the price is significantly below the previously received average price of over $12.00 per Mcf. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.


                                     Average Prices
                              Crude Oil              Per
                                 and     Natural Equivalent
                               Liquids     Gas     Barrel
                              (Per Bbl) (Per Mcf)
            Annual
               1989           $ 18.30    $ 1.65    $ 12.84
               1990             23.65      1.69      15.61
               1991             20.62      1.68      14.36
               1992             18.87      1.74      13.76
               1993             15.41      1.94      13.41

               Quarterly

               1993
               First         $  16.62   $  2.05   $  14.25
               Second           16.76      1.87      13.65
               Third            14.78      1.85      12.73
               Fourth           13.80      2.02      13.12

               1994
               First         $  12.02   $  1.98   $  11.93

     In March 1994, the Company was receiving an average of $12.06 per barrel and $1.94 per Mcf for its production.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits -

     10.11.1 Amendment No. 1 dated as of April 28, 1994 to Fourth Restated Credit Agreement dated July 1, 1993 among the Registrant and the banks party thereto.


(b)  Reports on Form 8-K -

     No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1994.

                          SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SNYDER OIL CORPORATION



                                    By (James H. Shonsey)
                                    James H. Shonsey, Vice President
















May 11, 1994