Form 10-Q
period 1994-06-30
SNYDER OIL CORP
filed 1994-08-08
CIK 860713

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994
                               --------------------------------

                                               OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------

        _________________________________________________________

For Quarter Ended  June 30, 1994    Commission file number 1-10509
                   -------------                           -------
                          SNYDER OIL CORPORATION
- -----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                            75-2306158
 -------------------------------        ---------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

   777 Main Street, Fort Worth, Texas                    76102
- ------------------------------------------        -----------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   (817)338-4043
- --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]     No [ ].

23,586,735 Common Shares were outstanding as of July 25, 1994

PART I.  FINANCIAL INFORMATION

        The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                           December 31,      June 30,
                                                                                                 1993            1994
                                                                                        --------------   -------------
                                                                                                  (Unaudited)
                                                  ASSETS
Current assets
    Cash and equivalents                                                                   $   10,913      $   13,437
    Accounts receivable                                                                        47,472          37,196
    Other                                                                                       3,407           7,872
                                                                                            ----------      ----------
                                                                                               61,792          58,505
                                                                                            ----------       ---------
Investments (Note 4)                                                                           29,383          37,739
                                                                                            ----------       ---------
Oil and gas properties, full cost method (Note 5)                                             468,764         546,854
    Accumulated depletion, depreciation and amortization                                     (126,123)       (152,805)
                                                                                             ---------       ---------
                                                                                              342,641         394,049
                                                                                             ---------       ---------
Gas processing and transportation facilities (Note 5)                                          60,015          78,567
    Accumulated depreciation                                                                  (14,295)        (17,311)
                                                                                             ---------       ---------
                                                                                               45,720          61,256
                                                                                             ---------       ---------
                                                                                             $479,536        $551,549
                                                                                             =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                         $ 37,262        $ 34,947
    Accrued liabilities                                                                        23,239          13,890
                                                                                              --------       ---------
                                                                                               60,501          48,837
                                                                                              --------       ---------
Senior debt, net (Notes 3 and 5)                                                              114,952          98,534
Convertible subordinated notes, net (Note 3)                                                      -            83,501
Deferred taxes and other (Note 9)                                                               6,842          13,881

Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
        8% convertible preferred, 1,186,005 and 1,150,005 shares
           issued and outstanding                                                                  12              12
        6% convertible preferred, 1,035,000 shares
           issued and outstanding                                                                  10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        23,259,658 and 23,568,630 issued and outstanding                                          233             236
    Capital in excess of par value                                                            250,574         254,840
    Retained earnings                                                                          46,954          50,110
    Foreign currency translation                                                                 (542)            762
    Unrealized gains on investments (Note 4)                                                      -               826
                                                                                             ---------       ---------
                                                                                              297,241         306,796
                                                                                             ---------       ---------
                                                                                             $479,536        $551,549
                                                                                             =========       =========

                         The accompanying notes are an intergral part of these statements

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                         Three Months                     Six Months
                                                                        Ended June 30,                  Ended June 30,
                                                                    -----------------------       ----------------------
                                                                       1993         1994             1993        1994
                                                                     --------     --------         --------    --------
                                                                                         (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                                  $ 29,856      $ 33,860         $ 60,865    $  66,507
 Gas processing, transportation and marketing                         23,949        28,075           37,161       54,998
 Other                                                                 4,471         2,643            5,123        4,888
                                                                     --------      --------         ---------   ---------
                                                                      58,276        64,578          103,149      126,393
                                                                     --------      --------         ---------   ---------
Expenses
 Direct operating                                                     11,538        12,073           22,910       24,016
 Cost of gas and transportation                                       21,636        24,352           32,936       47,617
 General and administrative                                            2,183         2,086            3,805        3,877
 Interest and other                                                    1,522         2,669            3,813        4,234
 Depletion, depreciation and amortization                             14,562        15,044           26,393       29,700
                                                                     -------       -------          --------     --------
Income before taxes and extraordinary item                             6,835         8,354           13,292       16,949
                                                                     -------       -------          --------    --------
Provision for income taxes (Note 7)
     Current                                                             300            25              390           50
     Deferred                                                           -            2,899              -          5,466
                                                                    --------      --------          --------     -------
                                                                         300         2,924              390        5,516
                                                                    --------       -------          --------     -------
Income before extraordinary item                                       6,535         5,430           12,902       11,433

Extraordinary item - early extinguishment of debt,
 net of taxes of $198 (Note 3)                                          -             -                (384)        -
                                                                    --------      --------         ---------    --------
Net income                                                          $  6,535      $  5,430         $ 12,518     $ 11,433
                                                                    ========      ========        ==========    ========

Net income per common share (Note 2)
 Before extraordinary item                                          $    .18      $    .12         $    .41     $    .26
 Extraordinary item                                                     -             -                (.02)        -
                                                                    --------      --------         ---------    --------
     Total                                                          $    .18      $    .12         $    .39     $    .26
                                                                    ========      ========         =========    ========

Average common shares outstanding (Note 6)                            23,112        23,381           23,004       23,344

                           The accompanying notes are an integral part of these statements

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in
                                        -----------------------   -------------------    Excess of    Retained
                                          Shares      Amount      Shares     Amount      Par Value    Earnings
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1992                 1,200     $     12      22,874    $   229     $  148,670   $  35,482

 Issuance of preferred                     1,035           10         -          -           99,315         -

 Common stock grants and
    exercise of options                       -           -           309           3         2,590         -

 Conversion of preferred
    to common                                (14)         -            77           1            (1)        -

 Dividends                                    -           -           -           -             -       (14,192)

 Net income                                   -           -           -           -             -        25,664
                                          --------    --------    --------   --------     ----------   ---------
Balance, December 31, 1993                  2,221           22     23,260         233       250,574      46,954

 Common Stock grants and
     exercise of options                      -           -           111           1           818         -

 Conversion of preferred
      to common                               (36)        -           198           2            (2)        -

 Issuance of warrants                         -           -           -           -           3,450         -

 Dividends                                    -           -           -           -             -        (8,277)

 Net income                                   -           -           -           -             -        11,433
                                          --------     --------    --------   --------    ----------   ---------
Balance, June 30, 1994
 (Unaudited)                                2,185      $     22     23,569    $    236    $  254,840   $ 50,110
                                          ========     ========    ========   ========    ==========   =========

       The accompanying notes are an integral part of these statements.


                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                          Six Months Ended June 30,
                                                                      --------------------------------
                                                                          1993                1994
                                                                      -------------      -------------
                                                                                 (Unaudited)
Operating activities
         Net income                                                      $  12,518          $  11,433
         Adjustments to reconcile net income to net cash
             provided by operations
                 Depletion, depreciation and amortization                   26,393             29,700
                 Deferred taxes                                                -                5,466
                 Extraordinary item - early extinguishment of debt             384                -
                 Gain on sale of securities                                   (480)            (2,017)
                 Amortization of deferred credits                           (1,986)            (1,632)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                (12,422)            10,276
                        Other current assets                                  (900)            (4,465)
                     Increase (decrease) in
                        Accounts payable                                     6,524             (1,899)
                        Accrued liabilities                                     40               (402)
                        Other liabilities                                      -                 (150)
                     Other                                                    (264)              (548)
                                                                          ----------        ----------
                 Net cash provided by operations                            29,807             45,762
                                                                          ----------        ----------

Investing activities
         Acquisition, development and exploration                         (100,548)          (104,395)
         Proceeds from investments                                           1,209              4,456
         Outlays for investments                                           (18,250)            (7,313)
         Sale of properties                                                  5,480              1,818
                                                                         ----------          ---------
                 Net cash used by investing                               (112,109)          (105,434)
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                  1,430                696
         Issuance of preferred                                              99,394                -
         Issuance of convertible subordinated notes                            -                83,501
         Decrease in indebtedness                                          (17,241)            (16,418)
         Premium on debt extinguishment                                       (582)                -
         Dividends                                                          (5,910)             (8,277)
         Deferred credits                                                    1,409               2,694
                                                                         ----------          ----------
                 Net cash realized by financing                             78,500              62,196
                                                                         ----------          ----------
Increase (decrease) in cash                                                 (3,802)              2,524

Cash and equivalents, beginning of period                                   20,485              10,913
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $  16,683           $  13,437
                                                                         ==========          ==========

      The accompanying notes are an integral part of these statements.

                                      SNYDER OIL CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)               ORGANIZATION AND NATURE OF BUSINESS

 Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, production, development and exploration of domestic oil and gas properties. The Company is also involved in gas processing, transportation, gathering and marketing. Additionally, the Company is engaged to a modest but growing extent in international acquisition, development and exploration and maintains a number of special purpose subsidiaries which are engaged in ancillary activities including gas transmission, water disposal and management of oil and gas assets on behalf of institutional investors. The Company, a Delaware corporation, is the successor to a company formed in 1978.

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

 The Company follows the "full cost" accounting method. All costs of development and exploration are capitalized as incurred. Depletion, depreciation and amortization ("depletion") is provided on the unit-of-production method based on proved reserves. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.91 and $4.84, respectively, for the six months ended June 30, 1993 and 1994. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed. Expenditures which enhance the value of the properties are capitalized. Depreciation on gas processing and transportation facilities is generally provided on a straight-line basis over 15 years.

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

 All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. Earnings per share are computed by dividing net income less dividends on preferred stock by average common shares outstanding. Differences between primary and fully diluted earnings per share were insignificant for all periods presented. General and administrative expenses are reduced by reimbursements for well operations, drilling and management of partnerships. Reimbursements amounted to $8.3 million and $12.1 million, respectively, for the six months ended June 30, 1993 and 1994.

 In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1993 annual report on Form 10-K.

(3)               INDEBTEDNESS

 The following indebtedness was outstanding on the respective dates:

                                                              December 31,         June 30,
                                                                1993                 1994
                                                            ------------        -------------
                                                                     (In thousands)
     Revolving credit facility                              $   114,901          $    98,501
     Other                                                           66                   50
                                                            ------------         ------------
                                                                114,967               98,551
     Less current portion                                           (15)                 (17)
                                                            ------------         ------------
        Senior debt, net                                    $   114,952          $    98,534
                                                            ============         ============

     Convertible subordinated notes, net                    $       -            $    83,501
                                                            ===========          ============

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The elected borrowing base available under the facility at June 30, 1994 was $200 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD will increase to 1% if the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. For the six months ended June 30, 1993 and 1994, the average borrowing cost under the facility was 4.9% and 5.0%, respectively. The Company pays certain fees based on the unused portion of the borrowing base. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities.

     In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.5 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest.

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

     Scheduled maturities of indebtedness are zero for the remainder of 1994, $17,000 in 1995 and 1996, $16,000 in 1997, $98.5 million in
1998, zero in 1999 and 2000, and $83.5 million in 2001. The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, management's policy is to renew the facility and extend the maturity annually.

     Cash payments for interest expense were $3.6 million and $2.8 million, respectively, for the six months ended June 30, 1993 and 1994.

(4)     INVESTMENTS

     The Company has investments in foreign and domestic energy companies and notes receivable, which at December 31, 1993 and June 30, 1994, had a total cost of $29.4 million and $36.5 million, respectively, with corresponding fair market values of $54.2 million and $51.3 million. In the first quarter of 1994, the Company adopted

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholder's equity. The pronouncement does not apply to equity basis investments.

     In May 1993, the Company acquired 92 million of the outstanding shares of Command Petroleum Holdings N.L. ("Command"), an Australian exploration and production company, for $18.2 million. The investment is accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses as well as a 47.5% interest in a publicly traded Netherlands exploration and production company whose assets are located primarily in the North Sea. The market value of the investment in Command based on its closing price on June 30, 1994 was $33.5 million. Command has outstanding stock options covering the issuance of up to 53.3 million common shares that expire November 30, 1994. Given that the exercise price of the options is substantially below its current stock price, the Company assumes they will be exercised. In January 1994, Command completed an offering of 43 million of its common shares, and in February 1994 paid $1.6 million in cash and issued 2.5 million of its common shares in return for an additional 18.8% interest in the publicly traded Netherlands exploration and production company bringing its ownership from 28.7% to 47.5% at June 30, 1994. Additionally, in May 1994, 1.7 million of the November 1994 options were exercised. As a result of these transactions, the Company's ownership in Command was reduced to 35.1%. If as expected, all of the November 1994 options are exercised, the Company's ownership would be reduced to 29.3%.

     The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, having a book value and total cost at December 31, 1993 and June 30, 1994 of $9.7 million and $13.7 million, respectively. The market value of these securities at December 31, 1993 and June 30, 1994 approximated $13.3 million and $14.6 million, respectively. Accordingly, at June 30, 1994, investments were increased by $1.3 million, stockholders' equity was increased by $826 thousand and deferred taxes payable were increased by $445 thousand as required by SFAS No. 115.

     The Company holds $2.9 million in notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1993 and June 30, 1994, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)     OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1993 and June 30, 1994 includes $9.8 million and $13.4 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                                Six
                                                                       Year Ended           Months Ended
                                                                      December 31,           June 30,
                                                                          1993                 1994
                                                                      ------------         -------------
     Acquisition                                                        $  50,997            $  10,715
     Development                                                           90,182               65,488
     Gas processing, transportation and marketing                          22,595               18,552
     Exploration                                                            2,952                  580
                                                                        ---------            ---------
                                                                        $ 166,726            $  95,335
                                                                        =========            =========

     Development expenditures for the six months ended June 30, 1994, were concentrated primarily in the DJ Basin of Colorado where expenditures totalled $51.3 million. A total of 249 wells were placed on production there in the first six months of 1994 with 32 in progress at June 30. In the Piceance Basin of western Colorado in the Hunter Mesa Unit, eight wells have been drilled in 1994 with four placed on sales and the other four in various stages of completion or evaluation. In the East Washakie Basin of southern Wyoming, the 1994 Mesaverde drilling program was initiated in late March with plans to drill throughout the year. Nine wells have been drilled with two more in process at quarter end. In central Wyoming, five Company operated and three third party operated Tensleep formation wells were drilled and placed on production during the period. In the Giddings Field in south Texas, the Company continued its horizontal drilling program with the addition of six producing wells during the first six months of 1994 with four in progress at quarter end.

     The Company's gas facilities expansion continued with $16.4 million expended during 1994, primarily on facilities in the DJ Basin. Construction of a new gas processing plant on the west end of the Wattenberg Field has begun with $5.6 million in costs incurred.
A total of $6.9 million was expended to increase the Company's gathering systems in the DJ Basin to add pipelines, feeder lines, an additional compressor and new well connections for the continuing drilling activity in the area. Additionally, $1.9 million of pipe inventory was acquired for upcoming expansion. At the Roggen plant, $1.0 million was expended to add a new de-ethanizer station, improve metering and boost compression, among other projects. Another $1.0 million in expenditures were for system expansions in the Piceance Basin, Nebraska and the Washakie Basin. Additionally, $2.2 million was expended for miscellaneous equipment and field vehicles.

     The Company expended $10.7 million for domestic acquisitions, of which $4.3 million was for proved properties and $6.4 million for unproved acreage.

(6)               STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 23.6 million were issued and outstanding at June 30, 1994. In 1993, the Company issued 386,000 shares, with 309,000 shares issued primarily for the exercise of stock options by employees and 77,000 shares issued on conversion of 14,000 preferred shares. During the six months ended June 30, 1994, the Company issued 309,000 shares, with 111,000 shares issued primarily for the exercise of stock options by employees and 198,000 shares issued on conversion of 36,000 preferred shares. In 1993, the Company paid first and second quarter dividends of $.05 per share and increased dividends to $.06 per share in the third and fourth quarters. Dividends of $.06 per share were paid for the first and second quarters of 1994.

     A total of 10 million preferred shares, $.01 par value, are authorized. In December 1991, 1.2 million shares of convertible
exchangeable preferred stock were sold through an underwriting.   The
net proceeds were $57.4 million. The preferred stock carries an 8% dividend and is convertible into common stock at $9.07 per share.
The stock is exchangeable at the option of the Company for 8% convertible subordinated debentures on any dividend payment date. The stock is redeemable at the option of the Company after December 31, 1994. The liquidation preference is $50.00 per share, plus accrued and unpaid dividends. Beginning on December 31, 1994, the stock is redeemable at $52.50 per share if the closing price exceeds 150% of the prevailing conversion price (currently $13.61 per share) for 20 of the preceding 30 trading days. After 1995, no minimum stock price is required. The redemption price declines $.50 per year to $50.00 per share in 2000. In 1993, 14,000 preferred shares were converted into 77,000 common shares. During the six months ended June 30, 1994, 36,000 preferred shares were converted into 198,000 common shares.

     In April 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of convertible preferred stock were sold through an underwriting.
The net proceeds were $99.3 million. The preferred stock carries a 6% dividend and is convertible into common stock at $21.00 per share. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date on or after March 31, 1994. The stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $2.4 million and $2.7 million, respectively, in dividends for all preferred shares for the three months ended June 30, 1993 and 1994, $3.6 million and $5.5 million, respectively, for the six months ended June 30, 1993 and 1994, and $9.1 million for all of 1993.

     In February 1994, the Company granted warrants to purchase two million shares of its common stock to Union Pacific Resources Corporation ("UPRC") in exchange for rights to develop UPRC's previously uncommitted acreage in the Wattenberg area of Colorado. Of the warrants, one million expire three years from the date of grant, and are exercisable at $25 per share, while the other one million expire in four years and are exercisable at $27 per share. One year from the date of grant, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not to lower than an exercise price of $21.60 per share. The expiration date of the warrants may also be extended one year if the average closing price over that 20 day trading period is less than $16.50 per share. For financial purposes, the warrants were valued at $3.5 million, which was included as an increase to capital in excess of par value.

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

     At June 30, 1994, 1.8 million options were outstanding under both plans at exercise prices of $4.53 to $20.38 per share. At June 30, 1994, a total of 802,000 of such options were vested having exercise prices of $4.53 to $18.38 per share. During 1993, 309,000 options were exercised at prices of $4.53 to $9.13 per share, and 23,000 were forfeited. During the six months ended June 30, 1994, 111,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited.

(7)               FEDERAL INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. At June 30, 1994, the Company had no liability for foreign taxes. A reconciliation of the United
States federal statutory rate to the Company's effective income tax rate follows:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1993          1994
                                                     ---------     ---------
Federal statutory rate                                  35%          35%
Utilization of net deferred tax asset                  (34%)          -
Prior year tax reimbursement                             -           (2%)
                                                      -------      -------
         Effective tax rate                              1%          33%
                                                      =======      =======

         For tax purposes, the Company had net operating loss carryforwards of $69.1 million at December 31, 1993. These carryforwards expire between 1997 and 2008. At December 31, 1993, the Company had alternative minimum tax credit carryforwards of $1.4 million and depletion carryforwards of $1.1 million, both of which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes due. Cash payments during the six months ended June 30, 1993 and 1994 were $75,000 and $10,000, respectively.

(8)      SALES TO MAJOR CUSTOMERS

 For the six months ended June 30, 1993 and 1994, Amoco Production Company accounted for 16% and 12%, respectively, of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)      DEFERRED CREDITS

 In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In June 1994, the arrangement was extended and an additional $1.5 million was received. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $2.0 million and $1.6 million, respectively, during the six months ended June 30, 1993 and 1994.

(10)     COMMITMENTS AND CONTINGENCIES

 The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.1 million for the remainder of 1994, $2.2 million for 1995, $2.3 million for 1996 and 1997, and $2.1 million for 1998.

 In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In second quarter 1994, the reserve was reduced by $610,000 based on further developments in the settlement proceedings. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations. The financial statements reflect favorable legal judgments only upon receipt of cash, final judicial determination or execution of a settlement agreement.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenues for the three month and six month periods ended June 30, 1994 rose to $64.6 million and $126.4 million, respectively. These represented increases of 11% and 23% over the respective prior year periods. Equivalent oil and gas production for the three months ended June 30, 1994, grew 27% from the prior year quarter, however, the benefit did not fully impact revenues as the average price received per equivalent barrel dropped 11% to $12.20. The second quarter revenue comparison was also impacted by a $2.9 million reduction in gas contract settlements between periods. Net income before taxes and extraordinary items for the second quarter of 1994 grew 22% as the 11% revenue increase was enhanced by more moderate increases in direct operating expenses and depletion. Second quarter 1994 net income was $5.4 million, a 17% decrease from the 1993 quarter, as deferred income taxes were $2.9 million in 1994 compared to a total tax provision of $300,000 in second quarter 1993. After the effect of $1.9 million in additional preferred stock dividends in 1994 from the issuance of the 6% preferred stock in April 1993, net income per common share for the six months ended June 30, 1994, was $.26 compared to $.39 in the 1993 period.

     Average daily production in the second quarter of 1994 climbed to 12,338 barrels and 109.0 MMcf (30,505 barrels of oil equivalent), increases of 38% and 20%, respectively. The production increases resulted from continuing development drilling in the DJ Basin of Colorado and, to a lesser extent, newly initiated acquisition and development projects in the Piceance Basin of western Colorado, the Washakie Basin of western Wyoming and the Giddings Field of south Texas. During the first six months of 1994, 249 wells were placed on production in the DJ Basin, with 32 wells in various stages of drilling and completion at June 30. Wattenberg second quarter results were hampered by several difficulties, including compression problems, delays in connecting new wells, down time at third-party plants and permitting difficulties. Based on discussions with the permitting agency and assuming completion of a new Company-owned gas processing plant in the fourth quarter, the Company is hopeful that many of the difficulties currently being encountered in Wattenberg will be substantially reduced by the end of the year. The gross margin from production operations for the second quarter of 1994 was $21.8 million, a 19% increase over the prior year quarter. Oil prices improved from the first quarter 1994 eight year low to average $15.55 in the second quarter of 1994. This was, however, a 7% decline from the 1993 period. Gas prices decreased 12% to $1.65 per Mcf, from $1.87 in 1993. Second quarter operating expenses per equivalent barrel (including production taxes) decreased to $4.35 from $5.28 in 1993.

     The gross margin from gas processing, transportation and marketing activities jumped 61% to $3.7 million in second quarter 1994. The increase was primarily attributable to a $1.3 million rise in processing and transportation margins as a result of the DJ Basin facilities expansion during late 1993 in combination with the DJ
Basin production growth. A new gas processing plant began construction in April on the west end of the Wattenberg field and gas should begin being processed there in the fourth quarter of 1994. DJ Basin gathering facilities daily throughput averaged 95.4 MMcf in second quarter 1994 compared to 60.5 MMcf in the 1993 quarter, a 55% increase. Gas marketing margins grew 26% to $398,000 due primarily to increased margins on the Oklahoma cogeneration supply contract as a result of a decrease in gas purchase costs in 1994.

     Other income was $2.6 million during the three month period ended June 30, 1994, compared to $4.5 million in 1993. The decrease resulted from the receipt of a $3.5 million gas contract settlement in 1993, versus $610,000 in similar income in 1994, partially offset by increases in other income sources. General and administrative expenses, net of reimbursements, for second quarter 1994 represented 3.2% of revenues, compared to 3.7% in 1993. While revenues grew 11%, expenses were decreased moderately due to reimbursements received from joint venture partners for costs incurred in the Russian development project, which more than offset increases arising from expanding activities and new hiring activity. Interest and other expense increased by $1.1 million to $2.7 million in second quarter 1994 as a result of an increase in outstanding debt levels due to the continuing capital expenditure projects. The average effective interest rate was reduced by the retirement of the Company's previously outstanding $25 million in 13.5% subordinated debt in 1993 and the issuance of $86.3 million in new 7% subordinated convertible notes in May 1994.

     Depletion, depreciation and amortization for second quarter 1994 increased $482,000, or 3% from the 1993 quarter. The increase was lower than the 27% production rise as second quarter 1993 included a $2.8 million charge to reduce the Company's basis in the Thomasville processing plant. The depletion rate per equivalent barrel was $4.84 in second quarter 1994, compared to $4.91 in 1993.

Development, Acquisition and Exploration

     During the six months ended June 30, 1994, the Company incurred $95.3 million in property and equipment capital expenditures;
including $65.4 million for oil and gas property development, $16.4 million for gas facility expansion and $10.7 million for property purchases.

     Of the total development expenditures, $51.3 million was concentrated in the DJ Basin of Colorado. A total of 249 wells were placed on production there in 1994 with 32 in progress at June 30. Five wells spudded during the period were plugged and abandoned. Difficulty in obtaining drilling and recompletion permits in a timely fashion and the onset of the agricultural season contributed to a considerable slowdown during the second quarter. The drilling slowdown is expected to prevail throughout the third quarter. Drilling should accelerate sharply in the fourth quarter, permitting the completion of the 500 wells originally planned for the year. The Company continues to add to its inventory of available drillsites with lease acquisitions, farm-ins and the addition of proven locations as they become economic through continued drilling cost reductions. In February 1994, the Company executed an agreement with Union Pacific Resources Corporation ("UPRC") whereby the Company gained the right to drill wells on UPRC's previously uncommitted acreage in the Wattenberg area. The transaction significantly increased the Company's inventory of undeveloped Wattenberg acreage. UPRC retained a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. One million of the warrants expire three years from the date of grant and are exercisable at $25 per share. The other million expire in four years and are exercisable at $27 per share. On February 8, 1995, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not below $21.60 per share. The expiration date of the warrants will be extended one year if the average closing price over the 20 day trading period is less than $16.50 per share. For financial reporting purposes, the warrants were valued at $3.5 million, which was recorded as an increase to oil and gas properties and capital in excess of par value.

     The Company expended $14.2 million for other development and recompletion projects during the first half of 1994. In the Piceance Basin of western Colorado, where the Company formed the 53,000 acre Hunter Mesa Unit in late 1993, eight wells have been drilled in 1994 with four placed on sales and the other four in various stages of completion or evaluation. The Company plans to drill up to 30 wells there in 1994 and may institute a more significant drilling program thereafter. In the East Washakie Basin of southern Wyoming, the Company initiated its 1994 Mesaverde drilling program in late March and plans to drill up to 40 wells there by year end. Nine wells have been drilled with two more in process at June 30. Acreage acquisition and farm out opportunities continue to be pursued there. In the central Wyoming fields acquired in late 1992, five Company operated and three third party operated Tensleep formation wells were drilled and placed on production during the period. On Company operated properties there, three wells each are planned in Hamilton Dome and Riverton for later in 1994. In the Giddings Field of south Texas, the Company continued its horizontal drilling program with the addition of six producing wells during the first six months of 1994 with four in progress at quarter end.

     The Company's gas gathering and processing facility operations continue to grow with $16.4 million of capital expenditures in the first six months of 1994. The work was heavily concentrated in the Wattenberg area of the DJ Basin. Construction of a new gas processing plant on the west end of the Wattenberg Field has begun with $5.6 million in costs incurred through June 30. Included is a new cryogenic skid being fabricated to handle up to 80 MMcf per day. Initial start up for the approximate $20 million plant is scheduled for fourth quarter 1994. A total of $6.9 million was expended to increase the Company's gathering systems in the DJ Basin to add pipelines, feeder lines, an additional compressor and new well connections for the continuing drilling activity in the area. Additionally, $1.9 million of pipe inventory was acquired at discount prices for upcoming expansion use. At the Roggen plant, $1.0 million was expended to add a new de-ethanizer station, improve metering and boost compression, among other projects. Another $1.0 million in expenditures were for system expansions in the Piceance Basin, Nebraska and the Washakie Basin. Additionally, $2.2 million was expended for miscellaneous equipment and field vehicles.

     In the six months ended June 30, 1994, the Company expended $10.7 million for domestic acquisitions, of which $4.3 million was for proved properties and $6.4 million for unproved acreage. Although a number of potential producing property acquisitions are under review, no significant purchases were consummated in the period.

     Exploration costs for 1994 were limited to $580,000, most of which was expended on international projects. In Russia, preparations for the initiation of commercial operations continue. Production testing and facility construction are in progress in the southernmost field in the contract area. Three industry partners have committed $11.25 million to the joint venture to fully fund the western participants' anticipated equity requirements, of which 20% ($2.25 million) has been received. On June 30, 1994, a commitment letter was executed with the Overseas Private Investment Corporation ("OPIC") whereby
OPIC will commit $40 million to the Russian Permtex project. It is expected that the final OPIC agreement and associated debt financing will be in place by year end. In Mongolia and Tunisia, seismic acquisition and processing continues.

Financial Condition and Capital Resources

     At June 30, 1994, the Company had total assets of $552 million. Total capitalization was $503 million, of which 61% was represented by stockholder's equity, 20% by senior debt, 17% by convertible subordinated notes and the remainder by deferred taxes. During the six months ended June 30, 1994, cash provided by operations was $45.8 million, an increase of 54% over 1993. As of June 30, 1994, commitments for capital expenditures totalled $20.3 million. The Company anticipates that 1994 expenditures for development drilling and gas facilities will total from $175 to $200 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In 1994, the Company renegotiated its bank credit facility and increased it to $500 million. The new facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility annually. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. In 1994, the elected borrowing base was increased to $200 million. The majority of the borrowings currently bear interest at LIBOR plus .75% with the remainder at prime. The Company also has the option to select CD plus .75%. The margin on LIBOR or CD loans will increase to 1% if the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Based on such limitations, $100.0 million would have been available for the payment of dividends and other restricted payments as of June 30, 1994.

     In May 1994, the Company issued $86.3 million of 7% Convertible Subordinated Notes due 2001 in an underwritten public offering for net proceeds of $83.5 million. The net proceeds of the offering were used to repay a portion of the borrowings under the bank credit facility. The resulting borrowing capacity under the credit facility will be used to fund development drilling, gas facility expansion and acquisitions.

     In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In
June 1994, the arrangement was extended and an additional $1.5 million was received. This transaction will increase cash flow and net income for the foreseeable future. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified
Section 29 properties in this partnership.  The Company recognized
$2.0 million and $1.6 million, respectively, of this revenue during the six months ended June 30, 1993 and 1994.

     The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the six months ended June 30, 1993 and 1994, the Company received $5.5 million and $1.8 million, respectively, in proceeds from sales of properties.
The 1993 proceeds included $4.0 million of cash receipts previously accrued for late 1992 sales. The Company intends to continue to evaluate and dispose of nonstrategic assets.

     In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In second quarter 1994, the reserve was reduced by $610,000 based on further developments in the settlement proceedings. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The financial statements reflect these judgments only upon receipt of cash, final judicial determination or execution of a settlement agreement.

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

                                  Average Prices
                    ------------------------------------------
                     Crude Oil                        Per
                        and          Natural       Equivalent
                      Liquids          Gas           Barrel
                    ---------       ---------      ---------
                     (Per Bbl)       (Per Mcf)
 Annual
 ------
  1989               $  18.30         $  1.65        $  12.84
  1990                  23.65            1.69           15.61
  1991                  20.62            1.68           14.36
  1992                  18.87            1.74           13.76
  1993                  15.41            1.94           13.41

 Quarterly
 ---------
  1993
 ------
  First               $  16.62        $  2.05        $  14.25
  Second                 16.76           1.87           13.65
  Third                  14.78           1.85           12.73
  Fourth                 13.80           2.02           13.12

  1994
 ------
  First               $  12.02        $  1.98        $  11.93
  Second                 15.55           1.65           12.20

        In June 1994, the Company received an average of $16.75 per barrel and $1.56 per Mcf for its production.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits -

        10.11 Fifth Restated Credit Agreement dated as of June 30, 1994 among the Registrant and the banks party thereto - incorporated by reference from Exhibit
                 4.1.8 to Registrant's Registration Statement on Form S-3 (Registration No. 33-54809).

        10.12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and
                 Preferred Stock Dividends.

(b)     Reports on Form 8-K -

        No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1994.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SNYDER OIL CORPORATION



                               By  /s/ James H. Shonsey
                                   ----------------------
                                  James H. Shonsey, Vice President
















August 8, 1994