Form 10-Q
period 1994-09-30
SNYDER OIL CORP
filed 1994-11-09
CIK 860713

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994
                               --------------------------------

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------

        _________________________________________________________

For Quarter Ended September 30, 1994   Commission file number 1-10509
                   ------------------                         -------
                       SNYDER OIL CORPORATION
- - --------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                            75-2306158
 -------------------------------        ---------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

   777 Main Street, Fort Worth, Texas                    76102
- - ------------------------------------------        -----------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   (817)338-4043
                                                       -------------
- - --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]     No [ ].

24,179,044 Common Shares were outstanding as of October 28, 1994

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                         December 31,   September 30,
                                                                                             1993            1994
                                                                                       --------------   -------------
                                                                                                         (Unaudited)
Current assets
    Cash and equivalents                                                                   $   10,913      $   27,124
    Accounts receivable                                                                        47,472          36,677
    Other                                                                                       3,407          10,779
                                                                                            ----------      ----------
                                                                                               61,792          74,580
                                                                                            ----------       ---------
Investments (Note 4)                                                                           29,383          44,175
                                                                                            ----------       ---------
Oil and gas properties, full cost method (Note 5)                                             468,764         600,651
    Accumulated depletion, depreciation and amortization                                     (126,123)       (166,712)
                                                                                             ---------       ---------
                                                                                              342,641         433,939
                                                                                             ---------       ---------
Gas processing and transportation facilities (Note 5)                                          60,015          96,011
    Accumulated depreciation                                                                  (14,295)        (19,304)
                                                                                             ---------       ---------
                                                                                               45,720          76,707
                                                                                             ---------       ---------
                                                                                             $479,536        $629,401
                                                                                            ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                         $ 37,262        $ 39,867
    Accrued liabilities                                                                        23,239          22,569
                                                                                              --------       ---------
                                                                                               60,501          62,436
                                                                                              --------       ---------
Senior debt, net (Notes 3 and 5)                                                              114,952         152,934
Convertible subordinated notes, net (Note 3)                                                      -            83,569
Deferred taxes and other (Note 9)                                                               6,842          16,851

Commitments and contingencies (Note 10)
Minority interest in subsidiary                                                                   -             5,460

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
        8% convertible preferred, 1,186,005 and 1,146,230 shares
           issued and outstanding                                                                  12              11
        6% convertible preferred, 1,035,000 shares
           issued and outstanding                                                                  10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        23,259,658 and 23,891,670 issued and outstanding                                          233             239
    Capital in excess of par value                                                            250,574         257,395
    Retained earnings                                                                          46,954          50,869
    Common stock held in treasury, 122,018 shares                                                 -            (2,288)
    Foreign currency translation                                                                 (542)          1,117
    Unrealized gains on investments (Note 4)                                                      -               798
                                                                                             ---------       ---------
                                                                                              297,241         308,151
                                                                                             ---------       ---------
                                                                                             $479,536        $629,401
                                                                                             =========      ==========

                         The accompanying notes are an intergral part of these statements

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                         Three Months                   Nine Months
                                                                        Ended September 30,         Ended September 30,
                                                                    -----------------------       ----------------------
                                                                       1993         1994             1993        1994
                                                                     --------     --------         --------    --------
                                                                                         (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                                  $ 30,085      $ 33,868         $ 90,951    $ 100,375
 Gas processing, transportation and marketing                         27,037        30,483           64,197       85,481
 Other                                                                 4,166         6,700            9,289       11,588
                                                                     --------      --------         ---------   ---------
                                                                      61,288        71,051          164,437      197,444
                                                                     --------      --------         ---------   ---------
Expenses
 Direct operating                                                     10,182        12,932           33,091       36,948
 Cost of gas and transportation                                       24,288        28,117           56,985       75,734
 General and administrative                                            1,400         2,995            5,443        6,872
 Interest and other                                                    1,736         3,386            5,549        7,620
 Depletion, depreciation and amortization                             11,412        15,899           37,805       45,599
                                                                     -------       -------          --------     --------
Income before taxes and extraordinary item                            12,270         7,722           25,564       24,671
                                                                     -------       -------          --------    --------
Provision for income taxes (Note 7)
     Current                                                             -              25              390           75
     Deferred                                                          5,647         2,669            5,647        8,135
                                                                    --------      --------          --------     -------
                                                                       5,647         2,694            6,037        8,210
                                                                    --------       -------          --------     -------
Income before extraordinary item                                       6,623         5,028           19,527       16,461

Minority interest in subsidiary                                          -             (26)             -            (26)
Extraordinary item - early extinguishment of debt,
 net of taxes of $198 and $446 (Note 3)                                 (462)          -               (846)        -
                                                                    --------      --------         ---------    --------
Net income                                                          $  6,161      $  5,002         $ 18,681     $ 16,435
                                                                    ========      ========         ========     ========
Net income per common share (Note 2)
 Before extraordinary item                                          $    .17      $    .10         $    .57     $    .35
 Extraordinary item                                                     (.02)          -               (.04)         -
                                                                    --------      --------         ---------    --------
     Total                                                          $    .15      $    .10         $    .53     $    .35
                                                                    ========      ========         =========    ========

Average common shares outstanding (Note 6)                            23,164        23,688           23,058       23,460
                                                                    ========      ========         =========    ========

                           The accompanying notes are an integral part of these statements

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in
                                        -----------------------   -------------------    Excess of    Retained
                                          Shares      Amount      Shares     Amount      Par Value    Earnings
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1992                 1,200     $     12      22,874    $   229     $  148,670   $  35,482

 Issuance of preferred                     1,035           10         -          -           99,315         -

 Common stock grants and
    exercise of options                       -           -           309           3         2,590         -

 Conversion of preferred
    to common                                (14)         -            77           1            (1)        -

 Dividends                                    -           -           -           -             -       (14,192)

 Net income                                   -           -           -           -             -        25,664
                                          --------    --------    --------   --------     ----------   ---------
Balance, December 31, 1993                  2,221           22     23,260         233       250,574      46,954

 Common Stock grants and
     exercise of options                      -           -           413           4         3,373         -

 Conversion of preferred
      to common                               (40)          (1)       219           2            (2)        -

 Issuance of warrants                         -           -           -           -           3,450         -

 Dividends                                    -           -           -           -             -       (12,520)

 Net income                                   -           -           -           -             -        16,435
                                          --------     --------    --------   --------    ----------   ---------
Balance, September 30, 1994
 (Unaudited)                                2,181      $     21     23,892    $    239    $  257,395   $ 50,869
                                          ========     ========    ========   ========    ==========   =========

                          The accompanying notes are an integral part of these statements.


                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                          1993                1994
                                                                      -------------      -------------
                                                                                 (Unaudited)
Operating activities
         Net income                                                      $  18,681          $  16,435
         Adjustments to reconcile net income to net cash
             provided by operations
                 Depletion, depreciation and amortization                   37,805             45,599
                 Deferred taxes                                              5,647              8,135
                 Extraordinary item - early extinguishment of debt             846                -
                 Gain on sale of securities                                 (1,202)            (7,804)
                 Amortization of deferred credits                           (2,946)            (2,335)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                (16,700)            10,795
                        Other current assets                                (1,160)            (7,372)
                     Increase (decrease) in
                        Accounts payable                                     9,627              3,021
                        Accrued liabilities                                  1,185              2,636
                        Other liabilities                                      (37)             1,172
                     Other                                                    (367)              (174)
                                                                          ----------        ----------
                 Net cash provided by operations                            51,379             70,108
                                                                          ----------        ----------

Investing activities
         Acquisition, development and exploration                         (140,913)          (164,102)
         Proceeds from investments                                           3,564              4,686
         Outlays for investments                                           (25,276)            (8,463)
         Sale of properties                                                  5,549              1,818
                                                                         ----------          ---------
                 Net cash used by investing                               (157,076)          (166,061)
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                  1,507                942
         Issuance of preferred                                              99,354                -
         Issuance of convertible subordinated notes                            -                83,569
         Increase in indebtedness                                           16,659              37,982
         Premium on debt extinguishment                                     (1,292)                -
         Dividends                                                         (10,115)            (12,520)
         Deferred credits                                                      925               2,191
                                                                         ----------          ----------
                 Net cash realized by financing                            107,038             112,164
                                                                         ----------          ----------
Increase in cash                                                             1,341              16,211

Cash and equivalents, beginning of period                                   20,485              10,913
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $  21,826           $  27,124
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

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the "Company"). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations.

     The Company follows the "full cost" accounting method. All costs of development and exploration are capitalized as incurred, including salaries, benefits and other internal costs directly attributable to these activities. The Company capitalized $3.0 million and $3.4 million, respectively, of internal costs in 1993 and for the nine months ended September 30, 1994. Future dismantlement, abandonment and site restoration costs, net of estimated salvage values, are not expected to be significant, and, accordingly, no provision has been recorded in the financial statements. Depletion, depreciation and amortization ("depletion") is provided on the unit-of-production method based on proved reserves. Gas is converted to equivalent barrels at the rate of six Mcf per barrel. The depletion rates per equivalent barrel produced were $4.77 and $4.84, respectively, for the nine months ended September 30, 1993 and 1994. No gains or losses are recognized upon the disposition of oil and gas properties except in extraordinary transactions. Proceeds are credited to the carrying value of the properties. Maintenance and repairs are expensed. Expenditures which enhance the value of the properties are capitalized. Depreciation on gas processing and transportation facilities is generally provided on a straight-line basis over 15 years.

     The Company's investment in its Australian affiliate is accounted for using the equity method, whereby the cash basis investment is increased for equity in earnings and would be decreased for dividends if any were received. The affiliate's functional currency is the Australian dollar. The reported foreign currency translation adjustments are the result of the translation of the Australian balance sheet into United States dollars at the balance sheet dates and the related impact of exchange rates subsequent to purchase.

 All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. Earnings per share are computed by dividing net income less dividends on preferred stock by average common shares outstanding. Differences between primary and fully diluted earnings per share were insignificant for all periods presented. General and administrative expenses are reduced by reimbursements for well operations, drilling and management of partnerships and services provided to unconsolidated affiliates. Reimbursements amounted to $12.9 million and $18.1 million, respectively, for the nine months ended September 30, 1993 and 1994.

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1993 annual report on Form 10-K.

(3)               INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                            December 31,        September 30,
                                                                1993                 1994
                                                            ------------        -------------
                                                                     (In thousands)
     Revolving credit facility                              $   114,901          $   152,901
     Other                                                           66                   50
                                                            ------------         ------------
                                                                114,967              152,951
     Less current portion                                           (15)                 (17)
                                                            ------------         ------------
        Senior debt, net                                    $   114,952          $   152,934
                                                            ============         ============

     Convertible subordinated notes, net                    $       -            $    83,569
                                                            ===========          ============

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The elected borrowing base available under the facility at September 30, 1994 was $200 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD will increase to 1% if the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. For the three months ended September 30, 1993 and 1994, the average borrowing cost under the facility was 5.1% and 5.6%, respectively. The Company pays certain fees based on the unused portion of the borrowing base. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict payments for dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, approximately $103.9 million was available for the payment of dividends and other restricted payments as of September 30, 1994.

     In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.6 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest.

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

     Scheduled maturities of indebtedness are zero for the remainder of 1994, $17,000 in 1995 and 1996, $16,000 in 1997, $152.9 million in
1998, zero in 1999 and 2000, and $83.6 million in 2001. The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, management's policy is to renew the facility and extend the maturity on a regular basis.

     Cash payments for interest expense were $4.7 million and $4.1 million, respectively, for the nine months ended September 30, 1993 and 1994.

(4)                       INVESTMENTS

     The Company has investments in foreign and domestic energy companies and notes receivable, which at December 31, 1993 and September 30, 1994, had a book value of $29.4 million and $44.2 million, respectively. The corresponding fair market values were $54.2 million and $54.3 million at December 31, 1993 and September 30, 1994. In the first quarter of 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholder's equity. The pronouncement does not apply to equity basis investments.

      In May 1993, the Company acquired 92 million of the outstanding shares of Command Petroleum Holdings N.L. ("Command"), an Australian exploration and production company, for $18.2 million. The investment is accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses as well as a 47.5% interest in a publicly traded Netherlands exploration and production company whose assets are located primarily in the North Sea. The market value of the investment in Command based on its closing price on September 30, 1994 was $33.1 million. Command has outstanding stock options covering the issuance of up to 53.3 million common shares that expire November 30, 1994. Given that the exercise price of the options is substantially below its current stock price, the Company assumes they will be exercised. In January 1994, Command completed an offering of 43 million of its common shares, and in February 1994 paid $1.6 million in cash and issued 2.5 million of its common shares in return for an additional 18.8% interest in the publicly traded Netherlands exploration and production company bringing its ownership from 28.7% to 47.5% at June 30, 1994. Additionally, in May and August 1994, 1.7 million and 359,000, respectively, of the November 1994 options were exercised. As a result of these transactions, the Company's ownership in Command was reduced to 35.0% and a $2.5 million gain was recognized. If as expected, all of the November 1994 options are exercised, the Company's ownership would be reduced to 29.3%.

     In early 1993, the Company formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its investment in the project to three industry participants. As a result, its equity basis investment was reduced from 50% to 20.6% as a $1.7 million net gain was recorded. The Russian investment had a cost and fair market value at September 30, 1994 of $1.7 million.

     The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, having a book value and total cost at December 31, 1993 and September 30, 1994 of $9.7 million and $15.4 million, respectively. The market value of these securities at December 31, 1993 and September 30, 1994 approximated $13.3 million and $16.6 million, respectively. Accordingly, at September 30, 1994, investments were increased by $1.2 million, stockholders' equity was increased by $798 thousand and deferred taxes payable were increased by $430,000 as required by SFAS No. 115.

     The Company holds $2.9 million in notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1993 and September 30, 1994, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)                 OIL AND GAS PROPERTIES

     The cost of oil and gas properties at December 31, 1993 and September 30, 1994 includes $9.8 million and $18.7 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:


                                                                                              Nine
                                                                       Year Ended          Months Ended
                                                                      December 31,         September 30,
                                                                          1993                 1994
                                                                      ------------         -------------
     Acquisition                                                        $  50,997            $  29,055
     Development                                                           90,182              100,789
     Gas processing, transportation and other                              22,595               35,996
     Exploration                                                            2,952                  900
                                                                        ---------            ---------
                                                                        $ 166,726            $ 166,740
                                                                        =========            =========

     Development expenditures for the nine months ended September 30, 1994, were concentrated primarily in the DJ Basin of Colorado where expenditures totalled $67.4 million. A total of 288 wells were placed on production there in the first nine months of 1994 with 53 in progress at September 30. In the Piceance Basin of western Colorado in the Hunter Mesa Unit, 14 wells have been drilled in 1994 with five placed on sales and the other nine in various stages of completion or evaluation. In the East Washakie Basin of southern Wyoming, the 1994 Mesaverde drilling program was initiated with plans to drill throughout the year. A total of 25 wells have been drilled with 18 placed on sales and seven in process at September 30. In central Wyoming, five Company operated and three third party operated Tensleep formation wells were drilled and placed on production during the period. In the Giddings Field in south Texas, the Company continued its horizontal drilling program with the addition of 12 producing wells during the first nine months of 1994 with six in progress at September 30.

     The Company's gas facilities expansion continued with $32.4 million expended during 1994, primarily on facilities in the DJ Basin. Construction of a new gas processing plant on the west end of the Wattenberg Field with an approximate cost of $21.0 million was near completion at quarter end with $18.6 million in costs incurred through September 30. Financing has since been obtained for the full project cost under a seven-year term capital lease with a fixed 8.2% interest rate. A total of $7.9 million was expended to increase the Company's gathering systems in the DJ Basin to add pipelines, feeder lines, an additional compressor and new well connections for the continuing drilling activity in the area. Additionally, $2.2 million of pipe inventory was acquired for upcoming expansion. At the Roggen plant, $2.1 million was expended to add a new de-ethanizer station, improve metering and boost compression, among other projects.
Another $1.6 million in expenditures were for system expansions in the Piceance Basin, Nebraska and the Washakie Basin.

     The Company expended $29.1 million for domestic acquisitions, of which $20.2 million was for proven properties and $8.9 million for unproven acreage. The most notable producing acquisitions were a total of $6.6 million for properties in the Piceance Basin of western Colorado, $4.1 million in the Giddings area of south Texas and $6.6 million for a controlling interest in a company that owns and operates properties in the Gulf of Mexico.

(6)             STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 23.9 million were issued and outstanding at September 30, 1994. In 1993, the Company issued 386,000 shares, with 309,000 shares issued primarily for the exercise of stock options by employees and 77,000 shares issued on conversion of 14,000 preferred shares. During the nine months ended September 30, 1994, the Company issued 632,000 shares, with

413,000 shares issued for the exercise of stock options by employees (for which 122,000 shares were received as consideration in lieu of cash and are held in treasury) and 219,000 shares issued on conversion of 40,000 preferred shares. In 1993, the Company paid first and second quarter dividends of $.05 per share and increased dividends to $.06 per share in the third and fourth quarters. In 1994, the Company paid first and second quarter dividends of $.06 per share and increased dividends to $.065 per share in the third quarter.

     A total of 10 million preferred shares, $.01 par value, are authorized. In December 1991, 1.2 million shares of convertible
exchangeable preferred stock were sold through an underwriting.   The
net proceeds were $57.4 million. The preferred stock carries an 8% dividend and is convertible into common stock at $9.07 per share.
The stock is exchangeable at the option of the Company for 8% convertible subordinated debentures on any dividend payment date. The stock is redeemable at the option of the Company after December 31, 1994. The liquidation preference is $50.00 per share, plus accrued and unpaid dividends. Beginning on December 31, 1994, the stock is redeemable at $52.50 per share if the closing price exceeds $13.61. After 1995, no minimum stock price is required. The redemption price declines $.50 per year to $50.00 per share in 2000. In 1993, 14,000 preferred shares were converted into 77,000 common shares. During the nine months ended September 30, 1994, 40,000 preferred shares were converted into 219,000 common shares.

     In April 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of convertible preferred stock were sold through an underwriting.
The net proceeds were $99.3 million. The preferred stock carries a 6% dividend and is convertible into common stock at $21.00 per share. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date.
The stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $2.8 million and $2.7 million, respectively, in dividends for all preferred shares for the three months ended September 30, 1993 and 1994, $6.4 million and $8.2 million, respectively, for the nine months ended September 30, 1993 and 1994.

     In February 1994, the Company granted warrants to purchase two million shares of its common stock to Union Pacific Resources Corporation ("UPRC") in exchange for rights to develop UPRC's previously uncommitted acreage in the Wattenberg area of Colorado.
Of the warrants, one million expire in February 1997, and are exercisable at $25 per share, while the other one million expire in February 1998 and are exercisable at $27 per share. On February 8, 1995, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not below $21.60 per share. The expiration date of the warrants may also be extended one year if the average closing price over that 20 day trading period is less than $16.50 per share. For financial purposes, the warrants were valued at $3.5 million, which was included as an increase to capital in excess of par value.

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

     At September 30, 1994, 1.5 million options were outstanding under both plans at exercise prices of $4.53 to $20.38 per share. At September 30, 1994, a total of 529,000 of such options were vested having exercise prices of $4.53 to $19.25 per share. During 1993, 309,000 options were exercised at prices of $4.53 to $9.13 per share, and 23,000 were forfeited. During the nine months ended September
30, 1994, 413,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited.

(7)                     FEDERAL INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. At September 30, 1994, the
Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate follows:

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                          1993          1994
                                                       ---------     ---------
Federal statutory rate                                     35%          35%
Utilization of net deferred tax asset                     (11%)          -
Prior year tax reimbursement                                -           (2%)
                                                        -------      -------
         Effective tax rate                                24%          33%
                                                        =======      =======

     As a result of its extensive drilling program and the related deduction of certain costs for tax purposes that are capitalized for financial reporting purposes, the Company had a net operating tax loss carryforward of $69.1 million at December 31, 1993. These carryforwards expire between 1997 and 2008. At December 31, 1993, the Company had alternative minimum tax credit carryforwards of $1.4 million and depletion carryforwards of $1.1 million, both of which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes due. Cash payments during the nine months ended September 30, 1993 and 1994 were $75,000 and $10,000, respectively.

(8)                SALES TO MAJOR CUSTOMERS

     For the nine months ended September 30, 1993 and 1994, Amoco Production Company accounted for 14% and 13%, respectively, of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)                       DEFERRED CREDITS

     In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In June 1994, the arrangement was extended and an additional $1.5 million was received. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $2.9 million and $2.3 million, respectively, during the nine months ended September 30, 1993 and 1994.

(10)           COMMITMENTS AND CONTINGENCIES

     The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $525,000 for the remainder of 1994, $2.2 million for 1995, $2.3 million for 1996 and 1997, and $2.1 million for 1998.

     In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In second and third quarter 1994, the reserve was reduced by $610,000 and $927,000, respectively, based on the receipt of a determination letter from the taxing authorities. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations. The financial statements reflect favorable legal judgments only upon receipt of cash, final judicial determination or execution of a settlement agreement.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Total revenues for the three month and nine month periods ended September 30, 1994 rose to $71.1 million and $197.4 million, respectively. These represented increases of 16% and 20% over the respective prior year periods. Equivalent oil and gas production for the third quarter 1994 grew 21% from the prior year quarter, while production for the nine months ended September 30, 1994 increased 25% over the prior year period. Oil and gas prices continued to limit the revenue growth as the nine month average price received per equivalent barrel was $11.98, which was 11% lower than in 1993. Net income for the three months ended September 30, 1994 was $5.0 million, a 19% decrease from third quarter 1993, as a result of lower gas prices, greater administrative expenses and increased interest expense. Net income per share was $.10 in third quarter 1994, compared to $.15 in 1993.

     Average daily production in the third quarter of 1994 climbed to 11,709 barrels and 116.5 MMcf (31,125 barrels of oil equivalent), increases of 25% and 19%, respectively. The production increases resulted from development drilling in the DJ Basin of Colorado and recently initiated acquisition and development projects in the Greater Green River Basin of western Wyoming, the Giddings Field of south Texas and the Piceance Basin of western Colorado. During the first nine months of 1994, 288 wells were placed on production in the DJ Basin, 18 in the Greater Green River Basin, 12 in Giddings and five in Piceance. DJ Basin second and third quarter production continued to be hindered by compression problems, delays in connecting new wells, downtime at third party plants and permitting difficulties. The completion of a new gas processing plant which became operational in early November should reduce problems caused by compression and downtime at third party plants. Some progress has been made with the permitting agency and as harvests were completed, drilling activity has increased. As a result of the delays associated with permitting difficulties, the impact of declining gas prices and less than expected drilling results, the Company has reduced drilling in certain non-core areas in the DJ Basin and anticipates a total of approximately 400 completed wells there in 1994, compared to earlier estimates of 500. At the end of the third quarter, wells in various stages of drilling and completion included 53 in the DJ Basin, seven in Greater Green River, nine in Piceance and six in Giddings. This increased activity should benefit production in the fourth quarter of 1994 and thereafter.

     The gross margin from production operations for the third quarter of 1994 was $20.9 million, a 6% increase over the 1993 quarter. The price received per equivalent barrel decreased 7% between periods to average $11.83 in third quarter 1994. Third quarter 1994 operating costs (including production taxes) were $4.52 per equivalent barrel, compared to $4.31 in the prior year quarter. The 1993 period was reduced by $.55 per BOE as a result of refunds of prior year severance taxes. Had the prior period refunds not been received, third quarter 1993 expenses would have been $4.86 per equivalent barrel, or $.34 higher than in 1994. More than 70% of the effective $.34 per BOE expense decrease resulted from a reduction in the portion of internal production overhead expenses charged to lease operating expense. This reduction decreased 1994 operating expenses by $728,000 and increased general and administrative expenses for the period by the same amount. The remainder of the expense decrease was from cost reduction efforts.

     The gross margin from gas processing, transportation and marketing activities was $2.4 million in third quarter 1994, compared to $2.7 million in the 1993 period. The margin decrease was due to current quarter gas marketing losses of $303,000 as a result of the precipitous decline in spot market gas prices during the quarter and a narrowing of the differentials between Rocky Mountain gas prices compared to markets in the Mid-continent and Gulf Coast regions. The Company plans to decrease its involvement in third party marketing activities until the markets recover. In third quarter 1994, the purchaser under the Company's Oklahoma cogeneration sales contract lowered the contract price due to a change in the method by which the purchaser's customer determines its weighted average cost of gas. The Company is investigating whether this change was permitted under the contract.
The Company earned a $268,000 margin on the cogeneration contract in third quarter 1994. Gathering and processing margins were $2.4 million in third quarter 1994, essentially equal to the prior year period. DJ Basin gathering facilities daily throughput averaged 95.7 MMcf in third quarter 1994 compared to 76.9 MMcf in 1993, a 24% increase. However, lower liquids product prices offset the majority of the gains. In early November, the Company completed a new gas processing plant in the DJ Basin, capable of processing up to 80 MMcf per day which should improve future margins.

     Other income was $6.7 million during the three month period ended September 30, 1994, compared to $4.2 million in third quarter 1993. The increase resulted from greater gains from security transactions as a result of domestic stock sales, the sale of equity securities by the Company's Australian affiliate and the previously announced sale of a portion of our interest in the Permtex joint venture in Russia. After these transactions, the Company's interests in Command and Permtex were reduced to 35.0% and 20.6%, respectively. General and administrative expenses, net of reimbursements, for third quarter
1994 represented 4.2% of revenues, compared to 2.3% in third quarter 1993. The rise resulted in part from a $728,000 expense increase between periods as a result of the aforementioned change in classification of internal producing overhead costs. The remainder of the overhead expense rise was due to an increase in staffing in anticipation of expansion in new development areas. Interest and other expense increased by $1.7 million to $3.4 million in the three months ended September 30, 1994, as a result of an increase in outstanding debt levels due to the continuing capital expenditure projects.

     Depletion, depreciation and amortization expense for third quarter 1994 increased $4.5 million from the prior period. Of the increase, $3.2 million was related to the growth in oil and gas production, $966,000 to the expansion of gas gathering and processing facilities and $291,000 to a rise in purchased field and office equipment.

Development, Acquisition and Exploration

     During the nine months ended September 30, 1994, the Company incurred $166.7 million in property and equipment capital expenditures; including $100.8 million for oil and gas property development, $32.4 million for gas facility expansion, $29.1 million for acquisitions, $3.5 million for field and office equipment and $900 thousand for exploration.

     Of the total development expenditures, $67.4 million was concentrated in the DJ Basin of Colorado. A total of 288 wells were placed on production there in 1994 with 53 in progress at September
30. Six wells spudded during the period were plugged and abandoned. Difficulty in obtaining drilling and recompletion permits in a timely fashion and agricultural season activity contributed to a considerable drilling slowdown during the third quarter. Drilling activity was increased in the fourth quarter as locations have become available. Current estimates are to place an additional 110 wells on production in the fourth quarter, bringing the total for 1994 to approximately 400. This amount is reduced from earlier estimates as a result of delays associated with permitting difficulties, the impact of declining gas prices and somewhat less than anticipated results in certain non-core areas.

     The Company expended $33.4 million for other development and recompletion projects during the first nine months of 1994. In the Piceance Basin of western Colorado, where the Company formed the 53,000 acre Hunter Mesa Unit in late 1993, 14 wells have been spudded in 1994 with five placed on sales, six more completed and waiting on pipeline and three in progress at quarter end. The Company plans to drill a total of 27 wells there in 1994 and may institute a more significant drilling program thereafter. In the East Washakie Basin of southern Wyoming, the Company initiated its Mesaverde drilling program and plans to drill over 40 wells there by yearend. A total of 25 wells have been spudded with 18 placed on sales and seven in process at September 30. Acreage acquisition and farm out opportunities continue to be pursued there. In the central Wyoming fields acquired in late 1992, five Company operated and three third party operated Tensleep formation wells were drilled and placed on production in the first six months. On Company operated properties there, three wells were spudded during the third quarter with two on sales and one in progress at September 30. In the Giddings Field of south Texas, the Company continued its horizontal drilling program with the addition of 12 producing wells during the first nine months of 1994 with six in progress at quarter end. Nine more wells are scheduled for the fourth quarter.

     The Company's gas gathering and processing facility operations continue to grow with $32.4 million of capital expenditures in the first nine months of 1994. The work was heavily concentrated in the Wattenberg area of the DJ Basin. Construction of a new $21.0 million gas processing plant on the west end of the Wattenberg Field was near completion at quarter end with $18.6 million in costs incurred through September 30. Capital lease financing has since been obtained for the full project cost. Initial start up for the plant occurred in early November 1994. A total of $7.9 million was expended to increase the Company's gathering systems in the DJ Basin to add pipelines, feeder lines, an additional compressor and new well connections for the continuing drilling activity in the area. Additionally, $2.2 million of pipe inventory was acquired at discount prices for upcoming expansion use. At the Roggen plant, $2.1 million was expended to add a new de-ethanizer station, improve metering and boost compression, among other projects. Another $1.6 million in expenditures were for system expansions in the Piceance Basin, Nebraska and the Washakie Basin.

     In the nine months ended September 30, 1994, the Company expended $29.1 million for domestic acquisitions, of which $20.1 million was for proven properties and $8.9 million for unproven acreage. The most notable producing acquisitions were a total of $6.6 million for properties in the Piceance Basin of western Colorado, $4.1 million for properties in the Giddings area of south Texas and $6.6 million for a controlling interest in a company that owns and operates properties in the Gulf of Mexico. The remaining producing interests were acquired in existing Company hub areas. The unproved acreage was also predominantly in or around our existing hubs. In October 1994, the Company closed a $9.7 million acquisition in northeast Louisiana of which $3.0 million was proven and $6.7 million was for 330,000 net mineral acres which are classified as unproven.

     Exploration costs for 1994 were $900,000, most of which was expended on international projects. In Russia, commercial production began late in the quarter with pipeline construction still in progress in the southernmost field in the contract area. Three industry partners have committed $11.25 million to the joint venture to fully fund the western participants' anticipated equity requirements, of which $5.25 million has been received. In June 1994, a commitment letter was executed with the Overseas Private Investment Corporation ("OPIC") whereby OPIC will commit $40 million to the Russian Permtex project. It is expected that the final OPIC agreement and associated debt financing will be put in place during the first quarter of 1995. In Mongolia and Tunisia, seismic acquisition and processing continues.

Financial Condition and Capital Resources

     At September 30, 1994, the Company had total assets of $629 million. Total capitalization was $562 million, of which 55% was represented by stockholder's equity, 27% by senior debt, 15% by convertible subordinated notes and the remainder by deferred taxes. During the nine months ended September 30, 1994, cash provided by operations was $70.1 million, an increase of 36% over 1993. As of September 30, 1994, commitments for capital expenditures totalled $16.3 million. The Company anticipates that 1994 expenditures for development drilling and gas facilities will exceed $200 million.
The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In 1994, the Company renegotiated its bank credit facility and increased it to $500 million. The new facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base was $200 million at September 30, 1994, and was expected to increase in fourth quarter 1994. The majority of the borrowings currently bear interest at LIBOR plus .75% with the remainder at prime. The Company also has the option to select CD plus .75%. The margin on LIBOR or CD loans will increase to 1% if the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, approximately $103.9 million was available for the payment of dividends and other restricted payments as of September 30, 1994.

     In May 1994, the Company issued $86.3 million of 7% Convertible Subordinated Notes due 2001 in an underwritten public offering for net proceeds of $83.6 million. The net proceeds of the offering were used to repay a portion of the borrowings under the bank credit facility. The resulting borrowing capacity under the credit facility will be used to fund development drilling, gas facility expansion and acquisitions.

     In February 1994, the Company executed an agreement with Union Pacific Resources Corporation ("UPRC") whereby the Company gained the right to drill wells on UPRC's previously uncommitted acreage in the Wattenberg area. The transaction significantly increased the Company's inventory of undeveloped Wattenberg acreage. UPRC retained a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. One million of the warrants expire February 1997 and are exercisable at $25 per share. The other million expire in February 1998 and are exercisable at $27 per share. On February 8, 1995, the exercise prices may be reduced to 120% of the average closing price of the Company stock for the preceding 20 consecutive trading days, but not below $21.60 per share. The expiration date of the warrants will be extended one year if the average closing price over the 20 day trading period is less than $16.50 per share. For financial reporting purposes, the warrants were valued at $3.5 million, which was recorded as an increase to oil and gas properties and capital in excess of par value.

     In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In
June 1994, the arrangement was extended and an additional $1.5 million was received. This transaction is anticipated to increase cash flow and net income through 1996. Discussions are in progress to extend this transaction beyond that date. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $2.9 million and $2.3 million, respectively, of this revenue during the nine months ended September 30, 1993 and 1994.

     The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the nine months ended September 30, 1993 and 1994, the Company received $5.5 million and $1.8 million, respectively, in proceeds from sales of properties. The 1993 proceeds included $4.0 million of cash receipts previously accrued for late 1992 sales. The Company intends to continue to evaluate and dispose of nonstrategic assets.

     In 1993, the Company received a $5.3 million settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in second quarter 1993, with the remaining $1.8 million reflected as a reserve for possible contingencies. In second and third quarter 1994, the reserve was reduced by $610,000 and $927,000, respectively, based on the receipt of a determination letter from the regulatory authorities. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. The judgment has been appealed. The financial statements reflect these judgments only upon receipt of cash, final judicial or governmental determination or execution of a settlement agreement.

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

                                  Average Prices
                    ------------------------------------------
                     Crude Oil                        Per
                        and          Natural       Equivalent
                      Liquids          Gas           Barrel
                    ---------       ---------      ---------
                     (Per Bbl)       (Per Mcf)
 Annual
 ------
  1989               $  18.30         $  1.65        $  12.84
  1990                  23.65            1.69           15.61
  1991                  20.62            1.68           14.36
  1992                  18.87            1.74           13.76
  1993                  15.41            1.94           13.41
  1994 (nine months)    14.63            1.72           11.98

 Quarterly
 ---------
  1993
 ------
  First               $  16.62        $  2.05        $  14.25
  Second                 16.76           1.87           13.65
  Third                  14.78           1.85           12.73
  Fourth                 13.80           2.02           13.12

  1994
 ------
  First               $  12.02        $  1.98        $  11.93
  Second                 15.55           1.65           12.20
  Third                  16.21           1.53           11.83

        In September 1994, the Company received an average of $15.16 per barrel and $1.45 per Mcf for its production.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits -

        12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and
             Preferred Stock Dividends.

        27   Financial Data Schedule

(b)     Reports on Form 8-K -

        No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1994.

                                 SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SNYDER OIL CORPORATION



                                 By  /s/ James H. Shonsey
                                    -----------------------
                                    James H. Shonsey, Vice President
















November 8, 1994