Form 10-Q
period 1995-03-31
SNYDER OIL CORP
filed 1995-05-11
CIK 860713

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995
                               --------------------------------

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------

        _________________________________________________________

For Quarter Ended March 31, 1995   Commission file number 1-10509
                ------------------                        -------
                       SNYDER OIL CORPORATION
- --------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                            75-2306158
 -------------------------------        ---------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

   777 Main Street, Fort Worth, Texas                    76102
- ------------------------------------------        -----------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   (817)338-4043
                                                       -------------
- --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]     No [ ].

30,270,275 Common Shares were outstanding as of May 10, 1995

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                      2

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                         December 31,       March 31,
                                                                                             1994             1995
                                                                                        --------------   -------------
                                                                                                          (Unaudited)
                                                  ASSETS
Current assets
    Cash and equivalents                                                                   $   21,733      $   17,227
    Accounts receivable                                                                        37,055          41,682
    Inventory and other                                                                        13,651          14,885
                                                                                            ----------      ----------
                                                                                               72,439          73,794
                                                                                            ----------       ---------
Investments (Note 4)                                                                           43,301          43,025
                                                                                            ----------       ---------
Oil and gas properties, successful efforts method (Note 5)                                    680,215         712,416
    Accumulated depletion, depreciation and amortization                                     (207,976)       (224,408)
                                                                                             ---------       ---------
                                                                                              472,239         488,008
                                                                                             ---------       ---------
Gas processing and transportation facilities (Note 5)                                         106,622         110,781
    Accumulated depreciation                                                                  (21,342)        (24,896)
                                                                                             ---------       ---------
                                                                                               85,280          85,885
                                                                                             ---------       ---------
                                                                                             $673,259        $690,712
                                                                                            ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                         $ 44,874        $ 42,665
    Accrued liabilities                                                                        25,112          20,292
    Current portion of long term debt (Note 3)                                                  1,745           1,934
                                                                                              --------       ---------
                                                                                               71,731          64,891
                                                                                              --------       ---------
Senior debt, net (Notes 3)                                                                    216,034         247,434
Convertible subordinated notes (Note 3)                                                        83,650          83,752
Capital lease, net (Note 3)                                                                    18,823          18,329
Deferred taxes and other (Note 7 and 9)                                                         3,211           8,304

Minority interest                                                                               5,724           4,579
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
           6% convertible preferred, 1,035,000 shares
                issued and outstanding                                                             10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        30,209,197 and 30,252,439 issued                                                          302             303
    Capital in excess of par value                                                            255,961         256,052
    Retained earnings                                                                          20,959          11,468
    Common stock held in treasury, 122,018 and 127,800 shares at cost                          (2,288)         (2,369)
    Foreign currency translation adjustment                                                     1,222            (368)
    Unrealized gains on investments (Note 4)                                                   (2,080)         (1,673)
                                                                                             ---------       ---------
                                                                                              274,086         263,423
                                                                                             ---------       ---------
                                                                                             $673,259        $690,712
                                                                                             =========      ==========

                         The accompanying notes are an intergral part of these statements

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                         Three Months Ended March 31,
                                                                     -----------------------------------
                                                                           1994                1995
                                                                       ------------        ------------
                                                                                  (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                                       $ 32,647            $ 37,601
 Gas processing, transportation and marketing                              26,923              13,566
 Other                                                                      3,886               1,850
                                                                         --------            ---------
                                                                           63,456              53,017
                                                                         --------            ---------
Expenses
 Direct operating                                                          11,943              14,105
 Cost of gas and transportation                                            23,265              10,029
 Exploration                                                                  898               1,121
 General and administrative                                                 1,791               3,433
 Interest and other                                                         1,565               6,404
 Litigation settlement (Note 10)                                              -                 4,400
 Depletion, depreciation and amortization                                  19,391              19,986
                                                                         --------            ---------
Income (loss) before taxes and minority interest                            4,603              (6,461)
                                                                         --------            ---------
Provision for income taxes (Note 7)
     Current                                                                   25                  25
     Deferred                                                                 -                  (591)
                                                                         --------            ---------
                                                                               25                (566)
                                                                         --------            ---------

Minority interest (Note 2)                                                    -                   (86)
                                                                         --------            ---------
Net income (loss)                                                        $  4,578            $ (5,981)
                                                                         ========            =========

Net income (loss) per common share (Note 6)                              $    .08            $   (.25)
                                                                         ========            =========

Weighted average common shares outstanding (Note 6)                        23,307              30,035
                                                                         ========            =========

                           The accompanying notes are an integral part of these statements

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in
                                        -----------------------   -------------------    Excess of    Retained
                                          Shares      Amount      Shares     Amount      Par Value    Earnings
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1993                  2,221   $      22     23,260    $     233   $   249,713  $   25,308

 Common stock grants and
     exercise of options                      -           -          414            4         2,851         -

 Conversion of preferred
      to common                            (1,186)        (12)     6,535           65           (53)        -

 Issuance of warrants                         -           -           -           -           3,450         -

 Dividends                                    -           -           -           -             -       (16,721)

 Net income                                   -           -           -           -             -        12,372
                                          --------    --------   --------    --------    ----------   ---------
Balance, December 31, 1994                  1,035          10     30,209         302        255,961      20,959

 Common stock grants and
     exercise of options                      -           -           43           1             91         -

 Dvidends                                     -           -           -           -             -        (3,510)

 Net loss                                     -           -           -           -             -        (5,981)
                                          --------    --------   --------    --------    ----------   ---------
Balance, March 31, 1995
 (Unaudited)                                1,035     $    10     30,252     $   303     $  256,052    $ 11,468
                                          ========    ========   ========    ========    ==========   =========

                          The accompanying notes are an integral part of these statements.

                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                          Three Months Ended March 31,
                                                                      ----------------------------------
                                                                          1994                  1995
                                                                      -------------        -------------
                                                                                  (Unaudited)
Operating activities
         Net income (loss)                                              $   4,578            $  (5,981)
         Adjustments to reconcile net income to net cash
             provided by operations
                 Gain on sales of properties                               (1,641)                (732)
                 Exploration expense                                          898                1,121
                 Depletion, depreciation and amortization                  19,391               19,986
                 Deferred taxes                                               -                   (591)
                 Gain on sale of securities                                (1,158)              (1,236)
                 Equity in losses                                              64                  562
                 Amortization of deferred credits                            (861)                (529)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                 8,771               (5,399)
                        Inventory and other                                (1,325)              (1,234)
                     Increase (decrease) in
                        Accounts payable                                     (671)              (2,209)
                        Accrued liabilities                                  (699)               4,825
                        Other liabilities                                    (150)                 (39)
                     Other                                                     63                   49
                                                                         ----------          ----------
                 Net cash provided by operations                           27,260                8,593
                                                                         ----------          ----------

Investing activities
         Acquisition, development and exploration                         (55,351)             (44,601)
         Proceeds from investments                                          2,372                  764
         Outlays for investments                                           (3,719)                 -
         Sale of properties                                                 1,848                1,530
                                                                         ----------          ---------
                 Net cash used by investing                               (54,850)             (42,307)
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                   404                   43
         Increase in indebtedness                                          26,100               31,008
         Dividends                                                         (4,136)              (3,510)
         Deferred credits                                                   2,673                1,748
         Repurchase of common                                                 -                    (81)
                                                                         ----------          ----------
                 Net cash realized by financing                            25,041               29,208
                                                                         ----------          ----------
Decrease in cash                                                           (2,549)              (4,506)

Cash and equivalents, beginning of period                                  10,913               21,733
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $  8,364            $  17,227
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

 In 1994, the Company changed from the full cost to the successful efforts method of accounting for its oil and gas properties, in order to more accurately reflect its results as it continues to expand its development and exploration efforts. Accordingly, the three months ended March 31, 1994 statement of operations has been restated to conform to successful efforts. The cumulative effect was to reduce January 1, 1992, retained earnings by $9.5 million. For the 1992 and 1993 years previously reported, the effect of the accounting change restatement, was to reduce net income by $6.0 million ($.27 per share) and $6.1 million ($.26 per share), respectively. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Generally, amortization of capitalized costs is provided on a property-by-property basis.

 Generally, the Company provides an impairment reserve for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceed the undiscounted future value. During the three months ended March 31, 1994, the Company provided impairment reserves of $2.1 million.

 The Company's investment in its Australian affiliate is accounted for using the equity method, whereby the cash basis investment is increased for equity in earnings and decreased for dividends, if any were received. The affiliate's functional currency is the Australian dollar. The foreign currency translation adjustments reported in the balance sheet are the result of the translation of the Australian dollar balance sheet into United States dollars at the balance sheet dates and changes in the exchange rate subsequent to purchase.

To a limited extent, the Company enters into commodities contracts to hedge the price risk of a portion of its production. In 1994, the Company entered into certain gas sales arrangements in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices to reduce exposure to the Rocky Mountain spot prices. The contracts included 31,000 MMBtu per day (20,000 MMBtu for a period of ten years and 11,000 MMBtu through July 1995). At December 31, 1994 and March 31, 1995, the net present value of the contracts was estimated to be $4.9 million and $5.0 million, respectively, with no recorded carrying value.

 All liquid investments with a maturity of three months or less are considered to be cash equivalents. General and administrative expenses are reduced by reimbursements for well operations, drilling, management of partnerships and services provided to unconsolidated affiliates. Reimbursements amounted to $5.4 million and $7.0 million, respectively, for the three months ended March 31, 1994 and 1995.

 In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1994 annual report on Form 10-K.

(3)               INDEBTEDNESS

 The following indebtedness was outstanding on the respective dates:

                                                                                 December 31,       March 31,
                                                                                     1994             1995
                                                                                --------------    -------------
                                                                                       (In thousands)
      Revolving credit facility                                                   $   216,001      $   247,401
      Other                                                                                50               50
                                                                                  ------------     ------------
                                                                                      216,051          247,451
      Less current portion                                                                (17)             (17)
                                                                                  ------------     ------------
           Senior debt, net                                                       $   216,034      $   247,434
                                                                                  ============     ============

      Convertible subordinated notes, net                                         $    83,650      $    83,752
                                                                                  ============     ============

      Capital lease                                                                    20,551           20,246
      Less current portion                                                             (1,728)          (1,917)
                                                                                  ------------      -----------
           Capital lease, net                                                     $    18,823       $   18,329
                                                                                  ============      ===========

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility at March 31, 1995 was $250 million. Subsequent to quarter end, the borrowing base was increased to $270 million. In August 1995, the borrowing base will be reduced to $260 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus 1% with the remainder at prime, with an option to select CD plus 1%. The margin on LIBOR or CD will decrease to .75% if the Company's consolidated senior debt becomes less than 80% of its tangible net worth. During the three months ended March 31, 1995, the average interest rate under the revolver was 7.1%. The Company pays certain fees based on the unused portion of the borrowing base. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, over $100 million was available for the payment of dividends and other restricted payments as of March 31, 1995.

     In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest. At March 31, 1995, the fair market value of the notes, based on their closing price on the New York Stock Exchange, was $77.6 million.

     In November 1994, the Company entered into an agreement with a bank whereby the bank purchased the recently constructed West Wattenberg Gas Plant from the Company for $21 million and leased it back. The lease has a term of seven years and includes an option to repurchase the plant at the end of the lease for $4.2 million. As a capital lease, the asset and related debt are recorded on the balance sheet of the Company. At March 31, 1995, the Company's future minimum rentals under the lease were $23.1 million. At March 31, 1995, the present value of net minimum capital lease payments recorded as a liability in the accompanying balance sheet was $20.2 million, of which $1.9 million was classified as current.

     Scheduled maturities of indebtedness for the next five years are $1.4 million for the remainder of 1995, $2.1 million in 1996, $2.2 million in 1997, $218.5 million in 1998 and $2.5 million in 1999.
The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, it is management's policy to renew the facility and extend the maturity on a regular basis.

     Cash payments for interest were $1.3 million and $4.0 million, respectively, for the three months ended March 31, 1994 and 1995.

(4)     INVESTMENTS

     The Company has investments in foreign and domestic energy companies and long term notes receivable, which at December 31, 1994 and March 31, 1995, had a book cost of $46.5 million and $45.8 million, respectively. The corresponding fair market values were $48.2 million and $46.1 million at December 31, 1994 and March 31, 1995, respectively. In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

     In May 1993, the Company acquired 42.8% of the outstanding shares of Command Petroleum Limited ("Command"), an Australian exploration and production company, for $18.2 million. The investment is accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses as well as a 45.4% interest in a publicly traded Netherlands exploration and production company whose assets are located primarily in the North Sea. In January 1994, Command completed an offering of 43 million of its common shares, and in February 1994 paid $1.1 million in cash and issued 2.5 million of its common shares in return for an incremental interest in the Netherlands company. Additionally in 1994, 51.9 million of stock options were exercised and 4.7 million partly paid shares were issued. As a result of these transactions, the Company's ownership in Command was reduced to 29.0% and a $3.1 million gain was recognized. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia and will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. Depending on Command's success in locating farmout partners to drill the first well on the concession, the Company has agreed to pay up to $750,000 of the costs incurred by Command in drilling such well. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $602,000 gain was recognized. The market value of the Company's investment in Command based on Command's closing price at March 31, 1995 was $27.0 million, compared to a cost basis of $23.9 million.

     In early 1993, the Company formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its investment in the project to three industry participants in 1994. As a result, its equity basis investment was reduced from 50% to 20.6% and a $3.5 million net gain was recorded. The Russian investment had a cost and fair value at March 31, 1995 of $3.0 million.

The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, with a total cost at December 31, 1994 and March 31, 1995 of $15.4 million. The market value of these securities at December 31, 1994 and March 31, 1995 approximated $12.2 million and $12.6 million, respectively. Accordingly, at December 31, 1994 and March 31, 1995, investments were decreased by $3.2 million and $2.8 million, stockholders' equity was decreased by $2.1 million and $1.7 million, and deferred taxes payable were decreased by $1.1 million and $1.1 million, respectively, as required by SFAS No. 115.

     The Company holds $3.5 million in long term notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1994 and March 31, 1995, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)     OIL AND GAS PROPERTIES AND GAS FACILITIES

     The cost of oil and gas properties at December 31, 1994 and March 31, 1995 includes $23.7 million and $26.2 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                                        Three
                                                                                    Year Ended       Months Ended
                                                                                   December 31,        March 31,
                                                                                       1994              1995
                                                                                   ------------      -------------
         Acquisition                                                                $    70,255       $     4,096
         Development                                                                    156,912            27,496
         Gas processing, transportation and other                                        46,607             2,519
         Exploration                                                                      5,514               930
                                                                                    -----------       -----------
                                                                                    $   279,288       $    35,041
                                                                                    ===========       ===========


         Development expenditures for the three months ended March 31, 1995 were concentrated primarily in the DJ Basin of Colorado, the Green River Basin of southern Wyoming, the Giddings Field of southeast Texas, the Uinta Basin of northeast Utah and the Piceance Basin of western Colorado. A total of 54 wells were placed on production in DJ Basin in the first quarter of 1995 with 17 in progress at quarter end. In the Green River Basin of southern Wyoming, 6 wells were placed on sales during the quarter. In the horizontal drilling program in the Giddings Field of southeast Texas, 11 wells were placed on sales in the first quarter, with one in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 8 wells placed on sales and one well abandoned in the first quarter. In the Piceance Basin of western Colorado, 4 wells were placed on sales in the first quarter.

         During the three months ended March 31, 1995, the Company expended $4.1 million for domestic acquisitions, of which $3.0 million was for acreage purchases in or around the Company's operating hubs and $1.1 million for producing properties. Acquisitions are accounted for utilizing the purchase method. The pro forma effect of the acquisitions was not material to the Company's results of operations.

                                               10
(6)STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 30.3 million were issued at March 31, 1995. In 1994, the Company issued 6,949,000 shares, with 414,000 shares issued primarily for the exercise of stock options by employees (for which 122,000 shares were received as consideration in lieu of cash and are held in treasury) and 6,535,000 shares issued on conversion of all remaining shares of the 8% preferred. During the three months ended March 31, 1995, the Company issued 43,000 shares primarily for the exercise of stock options by employees (for which 6,000 shares were received as consideration in lieu of cash and are held in treasury). In 1994, the Company paid first and second quarter dividends at the rate of $.06 per share and increased the rate to $.065 per share in the third and fourth quarters. Dividends of $.065 per share were paid for the three months ended March 31, 1995.

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

     In April 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $21.00 per share and is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $10.8 million and $1.6 million, respectively, in preferred dividends during 1994 and the three months ended March 31, 1995.

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

     At March 31, 1995, a total of 1.9 million options were outstanding at exercise prices of $6.00 to $20.13 per share. At March 31, 1995, a total of 818,000 of such options were vested having exercise prices of $6.00 to $19.25 per share. During 1994, 414,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited. During the three months ended March 31, 1995, 43,000 options were exercised at prices of $4.53 to $13.00 per share, and 65,000 were forfeited.

     Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net income (loss) available to common for the three months ended March 31, 1994 and 1995, was $1.8 million and ($7.5) million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

                                              11
(7)FEDERAL INCOME TAXES

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes," effective January 1, 1992. At March 31, 1995, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the provision for 1994 and the benefit for 1995 follows:

                                                          Three Months Ended March 31,
                                                               1994             1995
                                                           ------------      ----------
Federal statutory rate                                         35%              (35%)
Utilization of net deferred tax (asset) liability             (34%)              26%
                                                             ------            ------
Effective income tax rate                                       1%               (9%)
                                                             ======            ======

         At December 31, 1994, the Company had a net deferred tax liability of $591,000. The effective tax rate for the three months ended March 31, 1995, representing a nine percent benefit, results from the recognition of tax benefit only to the extent of this liability.

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

(8)      MAJOR CUSTOMERS

         For the three months ended March 31, 1994 and 1995, no purchaser accounted for more than 10% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)      DEFERRED CREDITS

         In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In June 1994, the arrangement was extended and an additional $1.8 million was received. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million of which $1.9 million was received in January 1995. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $861,000 and $529,000 of this revenue during the three months ended March 31, 1994 and 1995, respectively.

(10)     COMMITMENTS AND CONTINGENCIES

         The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.8 million for the remainder of 1995, $2.5 million for 1996 and 1997, $2.4 million for 1998, and $2.0 million for 1999.

         In 1993, the Company received a $5.1 million net settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in 1993, with $1.6 million reported as other income in 1994.

                                               12
         In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during the first quarter to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company plans to vigorously pursue the non-participating carriers for the great majority of the cost of settlement. However, given the time period which may be involved in resolving the matter, the full amount of the settlement has been provided for in the financial statements.

         The financial statements reflect favorable legal proceedings only upon receipt of cash, final judicial determination or execution of a settlement agreement. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. This judgment has been appealed.

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

     Total revenues for the three months ended March 31, 1995 declined 16% to $53.0 million. The revenue decrease was primarily the result of the Company's decision to suspend third party gas marketing until the markets recover. However, oil and gas sales rose 15% to $37.6 million. The increase was due to a 29% increase in equivalent oil and gas production offset by an 11% decrease in the average price received per equivalent barrel. Net loss for the first quarter of 1995 was $6.0 million as compared to net income of $4.6 million for the same period in 1994. In addition to the price decline, which reduced current quarter revenues by $4.5 million, the decrease resulted from increased expenses for general and administrative costs, interest and a $4.4 million accrual related to a litigation settlement. Net loss per common share dropped to $.25 compared to net income of $.08 in 1994.

     Average daily production in the first quarter of 1995 climbed to 12,836 barrels and 158 MMcf (39,174 barrels of oil equivalent), increases of 10% and 40%, respectively. The production increases resulted primarily from the Company's continued development program in 1994 and, to a lesser extent, 1995. During first quarter 1995, an additional 103 wells were placed on production with 25 wells in various stages of drilling and completion at March 31, 1995. The gross margin from production operations was $23.5, a 14% increase over the prior year quarter. Average oil prices rebounded somewhat to $16.40 per barrel compared to $12.02 received in the first quarter of 1994. However, that increase was more than offset by a drastic reduction in gas prices. The average gas price during the quarter was only $1.31 per Mcf, a 34% decrease from the $1.98 received in first quarter 1994. First quarter operating expenses per equivalent barrel (including production taxes) decreased to $4.00 from $4.37 in 1994 as operating expenses were held to a 18% increase while production rose by 26%.

     The gross margin from gas processing, transportation and marketing activities decreased by 3% to $3.5 million from $3.7 million in 1994. The decrease is primarily attributable to the Company's decision to suspend third party gas marketing until markets recover. This resulted in a $335,000 decrease in margins. During the first quarter, transportation throughput for the Wyoming Systems increased to an average of 53.5 MMcf per day, up from 36.0 MMcf in first quarter 1994. The growth was a direct result of development drilling in the area. Both transportation and processing throughput in the DJ Basin remained relatively stable in the first quarter as compared to prior year. Although additional processing capacity was added in the fourth quarter of 1994, significant processing volume increases have not been realized. This is due primarily to industry wide drilling cut backs in the DJ Basin attributed primarily to the low gas prices. Subsequent to quarter end, the Company announced that it had signed a letter of intent covering the sale of the recently constructed gas processing plant on the west end of the Wattenberg area of the DJ
Basin along with certain related assets. The assets covered by the agreement are part of the Wattenberg gas gathering and processing facilities which had previously been disclosed as being offered for sale.

     Other income was $1.9 million in the first quarter of 1995 compared to $3.9 million in 1994. The decrease is primarily due to $909,000 less in gains on sales of securities, $845,000 of gas balancing proceeds received in 1994, and $490,000 more in equity losses of international subsidiaries. These decreases were offset, to a lesser extent, by $602,000 and $456,000, respectively, of gains resulting from the sale of our Tunisia interest to Command and a partial interest in our Mongolia venture.

     G&A expenses, net of reimbursements, for first quarter 1995 represented 6.5% of revenues compared to 2.9% in 1994. The increase is attributable to the decrease in gas processing, transportation and marketing revenue which generally has a smaller percentage of G&A as well as expense rising due to an increase in staffing related to development projects taken on subsequent to the first quarter of 1994. The Company also recorded a $600,000 charge for future severance costs related to the reduction in personnel.

Interest and other expense was $6.4 million compared to $1.6 million in the first three months of 1994. The majority of the increase is the result of a rise in outstanding debt levels due to capital expenditures, at higher average interest rates. The litigation settlement of $4.4 million is the result of a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site that was settled in April 1995.

     Depletion, depreciation and amortization expense for the first quarter increased 3% from the same period in 1994. The increase, excluding impairments recognized in the first quarter of 1994 of $2.1 million (versus none in 1995), was 16%. This increase is primarily due to the increase in production as compared to 1994. The increase due to increased production was offset by a lower depletion, depreciation and amortization rate of $4.84 compared to $5.80 in 1994. The difference in rates is due primarily to the mix of production shifting towards lower depletion, depreciation and amortization rate properties.

Development, Acquisition and Exploration

     During the three months ended March 31, 1995, the Company incurred $35.0 million in capital expenditures; including $27.5 million for oil and gas development, $4.1 million for acquisitions, $2.1 million for gas facility expansion, $930,000 for exploration and $408,000 for field and office equipment.

     Of the total development expenditures, $7.8 was concentrated in the DJ Basin of Colorado. A total of 54 wells were placed on production there in the first quarter of 1995 with 17 in progress at quarter end. There were no dry holes drilled in the first quarter. The rate of drilling was lower than had been previously estimated as a result of delays associated with permitting difficulties, the impact of the declining gas prices and disappointing results on certain outlying Wattenberg acreage, including part of the lands under option from Union Pacific Resources. With the continued declines in gas prices in the first quarter, the Company has reduced its DJ Basin drilling plans for the remainder of 1995 to approximately 50 wells.

     The Company expended $19.7 million for other development and recompletion projects during the three months ended March 31, 1995. In the Green River Basin of southern Wyoming, 6 wells were placed on sales with none in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, 11 wells were placed on sales in the first quarter, with one in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 8 wells placed on sales and one well abandoned in the first quarter, with none in progress at quarter end. In the Piceance Basin of western Colorado, 4 wells were placed on sales, with none in progress at quarter end.

     During the three months ended March 31, 1995, the Company expended $4.1 million for domestic acquisitions, of which $3.0 million was for acreage purchases in or around the Company's operating hubs and $1.1 million for producing properties. Although a number of potential producing property acquisitions are under review, no individually significant purchases were consummated during the first quarter.

     The Company's gas gathering and processing facility operations continue to grow with $2.1 million of capital expenditures in the first quarter of 1995. The work was concentrated primarily in the Wattenberg area of DJ Basin, the Piceance Basin in western Colorado and the Washakie Basin in southern Wyoming. Subsequent to quarter end, the Company announced that it has signed a letter of intent covering the sale of certain assets associated with the Wattenberg gas facilities.

     Exploration costs for the three months ended March 31, 1995 were $930,000, primarily for geological and other studies on the newly acquired undeveloped acreage. Expenditures of $163,000 were incurred on international projects. In Russia, commercial production began late in 1994 with pipeline construction still in progress in the southernmost field in the contract area. Three industry partners committed $11.25 million to the joint venture to fully fund the western participants' anticipated equity requirements, of which $8.5 million was received in 1994 and the remainder expected to be received in the second quarter of 1995. In June 1994, a commitment letter was executed with the Overseas Private Investment Corporation ("OPIC") whereby OPIC will commit $40 million to the Russian Permtex project. It is expected that the final OPIC agreement and associated debt financing will be put in place during the second half of 1995.

In Mongolia and Tunisia, seismic acquisition and processing continues. In January 1995, agreements were reached whereby 100% of the Tunisia project was sold to Command for stock and 10% of the Mongolia properties were sold for cash at gains of $602,000 and $456,000, respectively. In Tunisia, the gain recorded in the first quarter could increase by up to $750,000 if a farm out on certain of the acreage is completed. Additionally, an exploratory well is planned and the Company will receive additional proceeds if reserves are discovered. In Mongolia, the Company has a carried interest in two exploratory wells.

Financial Condition and Capital Resources

     At March 31, 1995, the Company had total assets of $690.7 million. Total capitalization was $621.2 million, of which 42% was represented by stockholder's equity, 40% by senior debt, 16% by subordinated debt and the remainder by deferred taxes and other. During the three months ended March 31, 1995, cash provided by operations was $8.6 million, a decrease of 68% compared to the same period in 1994. As of March 31, 1995, commitments for capital expenditures totalled $5.6 million. The Company anticipates that 1995 expenditures for development drilling and gas facilities will approximate $80 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

     In 1994, the Company renegotiated its bank credit facility and increased it to $500 million. The new facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base was increased to $250 million in the fourth quarter of 1994. Subsequent to quarter end, the borrowing base was increased to $270 million. In August 1995, the borrowing base will be reduced to $260 million. The majority of the borrowings currently bear interest at LIBOR plus 1% with the remainder at prime. The Company also has the option to select CD plus 1%. The margin on LIBOR or CD loans will decrease to .75% if the Company's consolidated senior debt becomes less than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of March 31, 1995.

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

     In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In
June 1994, the arrangement was extended and an additional $1.8 million was received. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified
Section 29 properties in this partnership. The Company recognized $861,000 and $529,000, respectively, of this revenue during the three months ended March 31, 1994 and 1995.

     The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the three months ended March 31, 1994 and 1995, the Company received $1.8 million and $1.5 million, respectively, in proceeds from sales of properties. In early 1995, the Company announced that it was considering the sale of its Wattenberg gas facilities and certain non-strategic assets to increase its financial flexibility. In April 1995, the Company announced that it had signed a letter of intent covering the sale of the recently constructed gas processing plant on the west end of the Wattenberg area along with certain related assets, all of which are part of the Wattenberg gas facilities.

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

     The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1994 and 1995. Average gas prices prior to 1994 exclude Mississippi gas production sold under a high price contract. During 1993, the Company renegotiated the gas contract and received a substantial payment. As of January 1994, the Company still receives a higher than market price for the Mississippi gas sales, however the price is significantly below the previously received average price of over $12.00 per Mcf. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                               Average Prices
                                                --------------------------------------------
                                                       Crude Oil                   Per
                                                          and        Natural    Equivalent
                                                        Liquids        Gas        Barrel
                                                       ---------    ---------   ----------
                                                       (Per Bbl)    (Per Mcf)
                     Annual
                     ------
                      1990                             $  23.65      $  1.69      $  15.61
                      1991                                20.62         1.68         14.36
                      1992                                18.87         1.74         13.76
                      1993                                15.41         1.94         13.41
                      1994                                14.80         1.67         11.82

                     Quarterly
                     ---------
                      1994
                      ----
                      First                            $  12.02      $  1.98      $  11.93
                      Second                              15.55         1.65         12.20
                      Third                               16.21         1.53         11.83
                      Fourth                              15.30         1.56         11.39

                      1995
                      ----
                      First                            $  16.40      $  1.31      $  10.66

        In March 1995, the Company received an average of $16.75 per barrel and $1.21 per Mcf for its production.
                                                17


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits -

        10.12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and
                  Preferred Stock Dividends.

        27        Financial Data Schedule

(b)     Reports on Form 8-K -

        No reports on Form 8-K were filed by Registrant during the quarter ended March 31, 1995.






                                               18

                                 SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SNYDER OIL CORPORATION



                                 BY  (James H. Shonsey)
                                    ---------------------
                                    James H. Shonsey, Vice President
















March 10, 1995