Form 10-Q
period 1995-06-30
SNYDER OIL CORP
filed 1995-08-10
CIK 860713

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                               --------------------------------

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------

        _________________________________________________________

For Quarter Ended June 30, 1995   Commission file number 1-10509
                ------------------                        -------
                       SNYDER OIL CORPORATION
--------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

            Delaware                            75-2306158
 -------------------------------        ---------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

   777 Main Street, Fort Worth, Texas                    76102
------------------------------------------        -----------------
  (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)   (817)338-4043
                                                       -------------
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]     No [ ].

30,187,441 Common Shares were outstanding as of August 10, 1995

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                      2

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                         December 31,       June 30,
                                                                                             1994             1995
                                                                                        --------------   -------------
                                                                                                          (Unaudited)
                                                  ASSETS
Current assets
    Cash and equivalents                                                                   $   21,733      $   20,211
    Accounts receivable                                                                        37,055          39,371
    Inventory and other                                                                        13,651          13,990
                                                                                            ----------      ----------
                                                                                               72,439          73,572
                                                                                            ----------       ---------
Investments (Note 4)                                                                           43,301          44,805
                                                                                            ----------       ---------
Oil and gas properties, successful efforts method (Note 5)                                    680,215         727,746
    Accumulated depletion, depreciation and amortization                                     (207,976)       (241,550)
                                                                                             ---------       ---------
                                                                                              472,239         486,196
                                                                                             ---------       ---------
Gas processing and transportation facilities (Note 5)                                         106,622          96,223
    Accumulated depreciation                                                                  (21,342)        (28,429)
                                                                                             ---------       ---------
                                                                                               85,280          67,794
                                                                                             ---------       ---------
                                                                                             $673,259        $672,367
                                                                                            ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                         $ 44,874        $ 46,867
    Accrued liabilities                                                                        25,112          19,969
    Current portion of long term debt (Note 3)                                                  1,745             813
                                                                                              --------       ---------
                                                                                               71,731          67,649
                                                                                              --------       ---------
Senior debt, net (Notes 3)                                                                    216,034         229,418
Convertible subordinated notes (Note 3)                                                        83,650          83,854
Capital lease, net (Note 3)                                                                    18,823          18,968
Deferred taxes and other (Note 7 and 9)                                                         3,211           7,769

Minority interest                                                                               5,724           4,712
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
           6% Convertible preferred stock, 1,035,000 shares
                issued and outstanding                                                             10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        30,209,197 and 30,320,726 issued                                                          302             303
    Capital in excess of par value                                                            255,961         256,633
    Retained earnings                                                                          20,959           8,479
    Common stock held in treasury, 122,018 and 133,605 shares at cost                          (2,288)         (2,450)
    Foreign currency translation adjustment                                                     1,222          (1,222)
    Unrealized loss on investments (Note 4)                                                   (2,080)         (1,756)
                                                                                             ---------       ---------
                                                                                              274,086         259,997
                                                                                             ---------       ---------
                                                                                             $673,259        $672,367
                                                                                             =========      ==========

                         The accompanying notes are an intergral part of these statements

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                     Three Months                        Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                              -----------------------------     -----------------------------
                                                                  1994            1995             1994             1995
                                                              ------------     ------------     ------------     ------------
                                                                                        (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                             $ 33,860         $ 38,806         $ 66,507         $ 76,407
 Gas processing, transportation and marketing                    28,075           11,412           54,998           24,978
 Other                                                            2,643            7,250            6,529            9,100
                                                               --------         ---------        --------         ---------
                                                                 64,578           57,468          128,034          110,485
                                                               --------         ---------        --------         ---------
Expenses
 Direct operating                                                12,073           15,612           24,016           29,717
 Cost of gas and transportation                                  24,352            8,444           47,617           18,473
 Exploration                                                      1,546              937            2,444            2,058
 General and administrative                                       2,086            3,236            3,877            6,669
 Interest and other                                               2,669            7,906            4,234           14,310
 Litigation settlement (Note 10)                                    -                -                -              4,400
 Depletion, depreciation and amortization                        18,164           20,675           37,555           40,661
                                                               --------         ---------        --------         ---------
Income (loss) before taxes and minority interes                   3,688              658            8,291           (5,803)
                                                               --------         ---------        --------         ---------
Provision for income taxes (Note 7)
     Current                                                         25              -                 50               25
     Deferred                                                       -                -                -               (591)
                                                               --------         ---------        --------         ---------
                                                                     25              -                 50             (566)
                                                               --------         ---------        --------         ---------
Minority interest (Note 2)                                          -               (133)             -               (219)
                                                               --------         ---------        --------         ---------
Net income (loss)                                              $  3,663         $    525         $  8,241         $ (5,456)
                                                               ========         =========        ========         =========
Net income (loss) per common share (Note 6)                    $    .04         $   (.03)        $    .12         $   (.28)
                                                               ========         =========        ========         =========

Weighted average shares outstanding (Note 6)                     23,381           30,155           23,344            30,109
                                                               ========         =========        ========         =========

                           The accompanying notes are an integral part of these statements

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in
                                        -----------------------   -------------------    Excess of    Retained
                                          Shares      Amount      Shares     Amount      Par Value    Earnings
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1993                  2,221   $      22     23,260    $     233   $   249,713  $   25,308

 Common stock grants and
     exercise of options                      -           -          414            4         2,851         -

 Conversion of preferred
      to common                            (1,186)        (12)     6,535           65           (53)        -

 Issuance of warrants                         -           -           -           -           3,450         -

 Dividends                                    -           -           -           -             -       (16,721)

 Net income                                   -           -           -           -             -        12,372
                                          --------    --------   --------    --------    ----------   ---------
Balance, December 31, 1994                  1,035          10     30,209         302        255,961      20,959

 Common stock grants and
     exercise of options                      -           -          112           1            672         -

 Dividends                                    -           -           -           -             -        (7,024)

 Net loss                                     -           -           -           -             -        (5,456)
                                          --------    --------   --------    --------    ----------   ---------
Balance, June 30, 1995
 (Unaudited)                                1,035     $    10     30,321     $   303     $  256,633    $  8,479
                                          ========    ========   ========    ========    ==========   =========

                          The accompanying notes are an integral part of these statements.

                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                           Six Months Ended June 30,
                                                                      ----------------------------------
                                                                          1994                  1995
                                                                      -------------        -------------
                                                                                  (Unaudited)
Operating activities
         Net income(loss)                                               $   8,241            $  (5,456)
         Adjustments to reconcile net income to net cash
             provided by operations
                 Gain on sales of properties                               (1,641)              (1,830)
                 Exploration expense                                        2,444                1,993
                 Depletion, depreciation and amortization                  37,555               40,661
                 Deferred taxes                                               -                   (591)
                 Gain on sale of investments                               (2,017)              (4,959)
                 Equity in (earnings) losses                                 (669)               1,338
                 Amortization of deferred credits                          (1,632)              (1,058)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                10,276               (2,974)
                        Inventory and other                                (4,465)                (339)
                     Increase (decrease) in
                        Accounts payable                                   (1,899)               2,051
                        Accrued liabilities                                  (402)               4,197
                        Other liabilities                                    (150)              (1,268)
                     Other                                                    121                   98
                                                                         ----------          ----------
                 Net cash provided by operations                           45,762               31,863
                                                                         ----------          ----------

Investing activities
         Acquisition, development and exploration                        (104,395)             (66,433)
         Proceeds from investments                                          4,456                2,467
         Outlays for investments                                           (7,313)                 -
         Proceeds from sale of properties                                   1,818               21,679
                                                                         ----------          ---------
                 Net cash used by investing                              (105,434)             (42,287)
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                   696                  413
         Increase in indebtedness                                          69,938               13,733
         Debt issuance costs                                               (2,855)                 -
         Dividends                                                         (8,277)              (7,024)
         Deferred credits                                                   2,694                1,780
                                                                         ----------          ----------
                 Net cash realized by financing                            62,196                8,902
                                                                         ----------          ----------
Decrease in cash                                                            2,524               (1,522)
Cash and equivalents, beginning of period                                  10,913               21,733
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $ 13,437            $  20,211
                                                                         ==========          ==========

                       The accompanying notes are an integral part of these statements.

                   SNYDER OIL CORPORATION

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   ORGANIZATION AND NATURE OF BUSINESS

      Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, production, development and exploration of domestic oil and gas properties. The Company is also involved in gas processing, transportation, gathering and marketing. The Company is engaged to a modest but growing extent in international acquisition, development and exploration and maintains a number of special purpose subsidiaries which are engaged in ancillary activities including gas transmission and water disposal. The Company, a Delaware corporation, is the successor to a company formed in 1978.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the "Company"). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns less than 50% are accounted for under the equity method.

       In 1994, the Company changed from the full cost to the successful efforts method of accounting for its oil and gas properties, in order to more accurately reflect its results as it continues to expand its development and exploration efforts. Accordingly, the three months ended June 30, 1994 and the six months ended June 30, 1994 consolidated statements of operations have been restated to conform to successful efforts. The cumulative effect was to reduce January 1, 1992, retained earnings by $9.5 million. For the 1992 and 1993 years previously reported, the effect of the accounting change restatement, was to reduce net income by $6.0 million ($.27 per share) and $6.1 million ($.26 per share), respectively. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis.

       Generally, the Company provides an impairment reserve for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceed the undiscounted future value. During the six months ended June 30, 1994, the Company provided impairment reserves of $3.5 million.

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

       To a limited extent, the Company enters into commodities contracts to hedge the price risk of a portion of its production. In 1994, the Company entered into certain gas sales arrangements in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices to reduce exposure to the Rocky Mountain spot prices. The contracts included 31,000 MMBtu per day (20,000 MMBtu for a period of ten years and 11,000 MMBtu through July
1995). At December 31, 1994 and June 30, 1995, the net present value at 10% of the contracts was estimated to be $4.9 million and $4.7 million, respectively, with no recorded carrying value.

       All liquid investments with a maturity of three months or less are considered to be cash equivalents. General and administrative expenses are reduced by reimbursements for well operations, drilling, management of partnerships and services provided to unconsolidated affiliates. Reimbursements amounted to $12.1 million and $17.1 million, respectively, for the six months ended June 30, 1994 and 1995.

       In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1994 annual report on Form 10-K.

(3)     INDEBTEDNESS

        The following indebtedness was outstanding on the respective dates:

                                                                       December 31,        June 30,
                                                                           1994              1995
                                                                     --------------      ------------
                                                                              (In thousands)
     Revolving credit facility                                         $   216,001        $   229,401
     Other                                                                      50                 34
                                                                       ------------       ------------
                                                                           216,051            229,435
     Less current portion                                                      (17)               (17)
                                                                       ------------       ------------
           Senior debt, net                                            $   216,034        $   229,418
                                                                       ============       ============

     Convertible subordinated notes, net                               $    83,650        $    83,854
                                                                       ===========        ============

     Capital lease                                                          20,551             19,764
     Less current portion                                                   (1,728)              (796)
                                                                       ------------       ------------
            Capital lease, net                                         $    18,823        $    18,968
                                                                       ============       ============

       The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility at June 30, 1995 was $270 million. In August 1995, the borrowing base will be reduced to $260 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus 1% with the remainder at prime, with an option to select CD plus 1%. The margin on LIBOR or CD will decrease to .75% if the Company's consolidated senior debt becomes less than 80% of its tangible net worth. During the six months ended June 30, 1995, the average interest rate under the revolver was 7.0%. The Company pays certain fees based on the unused portion of the borrowing base. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of June 30, 1995.

       In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest. At June 30, 1995, the fair market value of the notes, based on their closing price on the New York Stock Exchange, was $76.3 million.

       In November 1994, the Company entered into an agreement with a bank whereby the bank purchased the recently constructed West Wattenberg Gas Plant from the Company for $21 million and leased it back. The lease has a term of seven years and includes an option to repurchase the plant at the end of the lease for $4.2 million. As a capital lease, the asset and related debt are recorded on the balance sheet of the Company. In June 1995, the Company sold the West Wattenberg Gas Plant and certain related assets and relinquished plant operations to the purchaser. In conjunction with the sale, the lease will remain in effect until November 1995. At that time, the lease will be paid with additional borrowings under the revolving credit facility. As a result of the sale, the Company recorded a gain of $565,000, net of accrued penalties associated with the lease early termination.

       Scheduled maturities of indebtedness for the next five years are $813,000 for the remainder of 1995, $17,000 in 1996, zero in 1997, $248.4 million in 1998 and zero in 1999. The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, it is management's policy to renew the facility and extend the maturity on a regular basis.

       Cash payments for interest were $2.8 million and $11.7 million, respectively, for the six months ended June 30, 1994 and 1995.

(4)    INVESTMENTS

       The Company has investments in foreign and domestic energy companies and long term notes receivable, which at December 31, 1994 and June 30, 1995, had a book cost of $46.5 million and $47.7 million, respectively. The corresponding fair market values were $48.2 million and $45.3 million at December 31, 1994 and June 30, 1995, respectively. In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

        In 1993, the Company acquired 42.8% of the outstanding shares of Command Petroleum Limited ("Command"), an Australian exploration and production company, for $18.2 million. The investment is accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In January 1994, Command completed an offering of 43 million of its common shares, and in February 1994 paid $1.1 million in cash and issued 2.5 million of its common shares in return for an incremental interest in a publicly traded Netherlands exploration and production company which was subsequently sold in the second quarter of 1995. Additionally in 1994, 51.9 million of stock options were exercised and 4.7 million partly paid shares were issued. As a result of these transactions, the Company's ownership in Command was reduced to 29.0% and a $3.1 million gain was recognized. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia and will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $602,000 gain was recognized. The Company had retained the obligation to pay up to $750,000 of the costs incurred by Command in drilling the first well on the concession. Subsequent to quarter end, however, Command successfully located farmout partners to drill this first well which has relieved the Company from any future commitment related to drilling such well. The market value of the Company's investment in Command based on Command's closing price at June 30, 1995 was $24.0 million, compared to a cost basis of $23.5 million.

       In early 1993, the Company formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its investment in the project to three industry participants in 1994. As a result, its equity basis investment was reduced from 50% to 20.6% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to the venture and as a result, the Company recognized an additional gain of $1.1 million. The Russian investment had a cost and fair value at June 30, 1995 of $4.5 million.

       In late 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia. In late 1994 and 1995, the Company sold a portion of its investment to three industry participants, one of which committed to fund the drilling of two wells (the first well having been drilled in the second quarter and found to be noncommercial, with the second well scheduled to be drilled in the second half of 1995), one of which purchased its interest for cash and a third participant who assigned its exploration rights in the basin to the venture. Accordingly, the Company's equity basis investment was reduced from 100% to 49% and had a cost and fair value at June 30, 1995 of $1.8 million.

      The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, with a total cost at December 31, 1994 and June 30, 1995 of $15.4 million and $15.0 million, respectively. The market value of these securities at December 31, 1994 and June 30, 1995 approximated $12.2 million and $12.1 million, respectively. Accordingly, at December 31, 1994 and June 30, 1995, investments were decreased by $3.2 million and $2.9 million, stockholders' equity was decreased by $2.1 million and $1.8 million, and deferred taxes payable were decreased by $1.1 million and $1.1 million, respectively, as required by SFAS No. 115.

       The Company holds $2.9 million in long term notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1994 and June 30, 1995, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)    OIL AND GAS PROPERTIES AND GAS FACILITIES

       The cost of oil and gas properties at December 31, 1994 and June 30, 1995 includes $23.7 million and $26.4 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                      Six
                                                             Year Ended           Months Ended
                                                            December 31,            June 30,
                                                               1994                   1995
                                                            ------------          ------------
         Acquisition                                        $    70,255           $     6,386
         Development                                            156,912                42,896
         Gas processing, transportation and other                46,607                 4,378
         Exploration                                              5,514                 2,177
                                                            -----------           -----------
                                                            $   279,288           $    55,837
                                                            ===========           ===========

       Development expenditures for the six months ended June 30, 1995 were concentrated primarily in the DJ Basin of Colorado, the Green River Basin of southern Wyoming, the Giddings Field of southeast Texas, the Uinta Basin of northeast Utah and the Piceance Basin of western Colorado. A total of 64 wells were placed on production in DJ Basin in the first half of 1995 with seven in progress at quarter end. In the Green River Basin of southern Wyoming, 9 wells were placed on sales during the six months ended June 30, 1995 with three in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, 15 wells were placed on sales in the six months ended June 30, 1995, with two in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 10 wells placed on sales and three wells abandoned in the first half of 1995. In the Piceance Basin of western Colorado, 4 wells were placed on sales with one in progress at quarter end.

       During the six months ended June 30, 1995, the Company expended $6.4 million for domestic acquisitions, of which $4.3 million was for acreage purchases in or around the Company's operating hubs and $2.1 million for producing properties. Acquisitions are accounted for utilizing the purchase method. The pro forma effect of the acquisitions was not material to the Company's results of operations.

       In June 1995, the Company sold its recently constructed gas processing plant on the west end of the Wattenberg area of the DJ Basin along with certain related assets for a sales price of $18.5 million. A net gain of $565,000 was recognized as a result of this sale. The proforma effect of the disposition was not material to the Company's results of operations. Subsequent to quarter end, the Company announced that it had signed a letter of intent covering the sale of substantially all of its remaining Wattenberg gas gathering and processing facilities for $63.5 million.

(6)    STOCKHOLDERS' EQUITY

       A total of 75 million common shares, $.01 par value, are authorized of which 30.3 million were issued at June 30, 1995. In 1994, the Company issued 6,949,000 shares, with 414,000 shares issued primarily for the exercise of stock options by employees (for which 122,000 shares were received as consideration in lieu of cash and are held in treasury) and 6,535,000 shares issued on conversion of all remaining shares of the 8% preferred. During the six months ended June 30, 1995, the Company issued 112,000 shares primarily for the exercise of stock options by employees (for which 12,000 shares were received as consideration in lieu of cash and are held in treasury). In 1994, the Company paid first and second quarter dividends at the rate of $.06 per share and increased the rate to $.065 per share in the third and fourth quarters. Dividends of $.065 per share were paid for the first and second quarters of 1995.

       A total of 10 million preferred shares, $.01 par value, are authorized. In 1991, 1.2 million shares of 8% convertible exchangeable preferred stock were sold through an underwriting. The net proceeds were $57.4 million. In 1993, 14,000 of the preferred shares were converted into 77,000 common shares. Effective December 31, 1994, the remaining 8% convertible preferred shares were converted into 6,535,000 common shares.

       In 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $21.00 per share and is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $10.8 million and $3.1 million, respectively, in preferred dividends during 1994 and the six months ended June 30, 1995.

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

       At June 30, 1995, a total of 1.8 million options were outstanding at exercise prices of $6.00 to $20.13 per share. At June 30, 1995, a total of 779,000 of such options were vested having exercise prices of $6.00 to $20.13 per share. During 1994, 414,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited. During the six months ended June 30, 1995, 112,000 options were exercised at prices of $4.53 to $13.00 per share, and 139,000 were forfeited.

       Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net income (loss) available to common for the six months ended June 30, 1994 and 1995, was $2.8 million and ($8.6) million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)    FEDERAL INCOME TAXES

       At June 30, 1995, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the provision for 1994 and the benefit for 1995 follows:

<caption

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                             1994         1995
                                                           --------     --------
Federal statutory rate                                        35%         (35%)
Utilization of net deferred tax (asset) liability            (34%)         26%
                                                            ------       ------
Effective income tax rate                                      1%          (9%)
                                                            ======       ======

       The effective tax rate for the six months ended June 30, 1995 was a benefit of nine percent. This benefit would have been greater but was limited to the extent of the net deferred tax liability at December 31, 1994 of $591,000.

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

(8)    MAJOR CUSTOMERS

       For the six months ended June 30, 1994 and 1995, Amoco
Production Company accounted for approximately 12% and 10%, respectively, of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)    DEFERRED CREDITS

       In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In June 1994, the arrangement was extended and an additional $1.8 million was received. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million of which $2.0 million was received in January 1995. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $1.6 million and $1.1 million of this revenue during the six months ended June 30, 1994 and 1995, respectively.

(10)   COMMITMENTS AND CONTINGENCIES

       The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.2 million for the remainder of 1995, $2.5 million for 1996 and 1997, $2.4 million for 1998, and $2.0 million for 1999.

       In 1993, the Company received a $5.1 million net settlement on a gas contract dispute. Of the proceeds, $3.5 million was reflected as other income in 1993, with and additional $610,000 reported as other income in second quarter 1994. The remainder was reflected as a reserve for possible contingencies at June 30, 1994 and later in the year reported as income.

       In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during the first quarter to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company plans to vigorously pursue the non-participating carriers for the great majority of the cost of settlement. However, given the time period which may be involved in resolving the matter, the full amount of the settlement was provided for in the financial statements in the first quarter of 1995.

       In June 1995, the Company recorded a receivable for $1.5 million as a net settlement of a dispute involving a gas processing agreement. The settlement proceeds were received in July 1995.

       The financial statements reflect favorable legal proceedings only upon receipt of cash, final judicial determination or execution of a settlement agreement. In April 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. On appeal, the appellate court upheld the verdict but reduced the judgment to approximately $1.4 million. The judgment may be further appealed.

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

       Total revenues for the three month and six month periods ended June 30, 1995 declined to $57.5 million and $110.5 million, respectively. The amounts represented decreases of 11% and 14% as compared to the respective prior year periods. The revenue decrease was primarily the result of the Company's decision to suspend third party gas marketing until the markets recover. However, oil and gas sales rose 15% for both periods to $38.8 million for the three months ended June 30, 1995 and $76.4 million for the six months ended June 30, 1995. The increase was due to a 28% increase in equivalent oil and gas production for both periods. The benefit of these increases did not fully impact revenues as the average price received per equivalent barrel dropped 10% for both periods to $10.95 and $10.81 for the three month and six month periods ended June 30, 1995. Net income for the second quarter was $575,000 as compared to net income of $3.7 million for the same period in 1994. The decrease was due primarily to the price decline, which reduced current quarter revenues by $4.4 million, increased general and administrative costs and increased interest expense, partially offset by the continued growth in production. Net loss per common share for the six months ended June 30, 1995 was $.28 compared to net income of $.12 in 1994.

       Average daily production in the second quarter of 1995 climbed to 12,829 barrels and 157 MMcf (38,944 barrels of oil equivalent), increases of 4% and 44%, respectively. The production increases resulted primarily from the Company's continued development program in 1994 and, to a lesser extent, 1995. During the first six months of 1995, an additional 133 wells were placed on production with 13 wells in various stages of drilling and completion at June 30, 1995. The gross margin from production operations was $23.2 million, a 6% increase over the prior year quarter. Average oil prices rebounded somewhat to $17.52 per barrel compared to $15.55 received in the second quarter of 1995. However, that increase was more than offset by a continued drastic reduction in gas prices. The average gas price during the quarter was only $1.29 per Mcf, a 22% decrease from the $1.65 received in second quarter 1994. Second quarter operating expenses per equivalent barrel (including production taxes) remained relatively stable at $4.41 compared to $4.35 for the second quarter of 1994.

       The gross margin from gas processing, transportation and marketing activities decreased by 20% to $3.0 million from $3.7 million in the same quarter of 1994. The decrease is primarily attributable to the Company's decision to suspend third party gas marketing until markets recover and increased operating expenses associated with additional processing capacity without a proportionate increase in processing revenues. In June 1995, the Company sold its recently constructed gas processing plant on the west end of the Wattenberg area of the DJ Basin along with certain related assets. As a result of the sale, the Company recorded a net gain of $565,000. The assets included in the sale are part of the Wattenberg gas gathering and processing facilities which had previously been disclosed as being offered for sale. Subsequent to quarter end, the Company announced that it had signed a letter of intent covering the sale of substantially all of its remaining Wattenberg gas gathering and processing facilities for $63.5 million. During the second quarter, transportation throughput for the Wyoming Systems increased to an average of 53.1 MMcf per day, up from 37.1 MMcf in second quarter 1994. The growth was a direct result of development drilling in the area.

       Other income was $7.3 million in the second quarter of 1995 compared to $2.6 million in 1994. The $7.3 million consists primarily of $2.3 million from the Company's international subsidiaries, $1.5 million as a result of a settlement of a dispute involving a gas processing agreement, $1.5 million in gains on sales of securities and $1.1 million in gains on property sales.

       G&A expenses, net of reimbursements, for second quarter 1995 represented 5.8% of revenues compared to 3.2% for the same period in 1994. The increase is attributable to the decrease in gas processing, transportation and marketing revenue which generally has a smaller percentage of G&A, as well as expense rising due to an increase in staffing related to development projects taken on subsequent to the second quarter of 1994.

       Interest and other expense was $7.9 million compared to $2.7 million in the three month period ended June 30, 1994. The majority of the increase is the result of a rise in outstanding debt levels, due to the increase in capital expenditure projects, at higher average interest rates.

       Depletion, depreciation and amortization expense for the second quarter increased 14% from the same period in 1994. The increase, excluding impairments recognized in the second quarter of 1994 of $1.4 million (versus none in 1995), was 19%. This increase is primarily due to the 28% increase in production as compared to the same period in 1994. The increase due to increased production was offset by a lower depletion, depreciation and amortization rate of $4.82 compared to $5.48 in 1994. The difference in rates is due primarily to the mix of production shifting towards lower depletion, depreciation and amortization rate properties.


Development, Acquisition and Exploration

       During the six months ended June 30, 1995, the Company incurred $55.8 million in capital expenditures; including $42.9 million for oil and gas development, $6.4 million for acquisitions of proved reserves and acreage, $3.1 million for gas facility expansion, $2.2 million for exploration and $1.2 million for field and office equipment.

       Of the total development expenditures, $10.8 million was concentrated in the DJ Basin of Colorado. A total of 64 wells were placed on production there in the first half of 1995 with no dry holes drilled and seven in progress at quarter end. With the continued declines in gas prices in 1995, the Company has reduced its DJ Basin drilling plans for the remainder of 1995 to approximately 37 wells.
       The Company expended $32.1 million for other development and recompletion projects during the six months ended June 30, 1995. In the Green River Basin of southern Wyoming, 9 wells were placed on sales with three in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, 15 wells were placed on sales, with two in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 10 wells placed on sales and three wells abandoned in the first half of 1995, with none in progress at quarter end. In the Piceance Basin of western Colorado, 4 wells were placed on sales, with one in progress at quarter end.

       During the six months ended June 30, 1995, the Company expended $6.4 million for domestic acquisitions, of which $4.3 million was for acreage purchases in or around the Company's operating hubs and $2.1 million for producing properties. Although a number of potential producing property acquisitions are under review, no individually significant purchases were consummated during the first half of 1995.

       The Company's gas gathering and processing facility operations incurred $3.1 million of capital expenditures in the first half of 1995. The work was concentrated primarily in the Wattenberg area of DJ Basin, the Piceance Basin in western Colorado, the Washakie Basin in southern Wyoming and the Giddings Field in south Texas. In June 1995, the Company sold its recently constructed gas processing plant on the west end of the Wattenberg area of the DJ Basin along with certain related assets for a sales price of $18.5 million. A net gain of $565,000 was recognized as a result of this sale.
Subsequent to quarter end, the Company announced that it had signed a letter of intent covering the sale of substantially all of its remaining Wattenberg gas gathering and processing facilities for $63.5 million.

       Exploration costs for the six months ended June 30, 1995 were $2.2 million, primarily for geological and other studies on the newly acquired undeveloped acreage. Expenditures of $123,000 were incurred on international projects. In Russia, commercial production began in mid 1994 with pipeline construction in the southernmost field in the contract area now completed. Three industry partners committed

$11.25 million to the joint venture to fully fund the western participants' anticipated equity requirements, of which $8.5 million was received in 1994 and the remainder received in the second quarter of 1995. In June 1994, a commitment letter was executed with the Overseas Private Investment Corporation ("OPIC") whereby OPIC will commit $40 million to the Russian Permtex project. It is expected that the final OPIC agreement and associated debt financing will be put in place during the second half of 1995. The Company is also exploring alternatives to the OPIC financing, including sales of additional equity interests in the venture. In Mongolia and Tunisia, seismic acquisition and processing continues. In 1995, agreements were reached whereby 100% of the Tunisia project was sold to Command for stock and 51% of the Mongolia properties were sold for a combination of cash and property rights at gains of $602,000 and $456,000, respectively. Subsequent to June 30, 1995, a farmout agreement was reached by Command in Tunisia whereby the Company can recognize an additional $750,000 gain in the third quarter 1995. The Company will receive additional proceeds if commercial reserves are discovered on the planned exploratory well.


Financial Condition and Capital Resources

       At June 30, 1995, the Company had total assets of $672.4 million. Total capitalization was $600.0 million, of which 43% was represented by stockholder's equity, 38% by senior debt, 14% by subordinated debt and the remainder by deferred taxes and other. During the six months ended June 30, 1995, net cash provided by operations was $31.9 million, a decrease of 30% compared to the same period in 1994. As of June 30, 1995, commitments for capital expenditures totalled $5.0 million. The Company anticipates that 1995 expenditures for development drilling and gas facilities will approximate $80 million to $100 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

       The Company maintains a $500 million revolving credit facility. The facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at June 30, 1995 was $270 million. In August 1995, the borrowing base will be reduced to $260 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus 1% with the remainder at prime. The Company also has the option to select CD plus 1%. The margin on LIBOR or CD loans will decrease to .75% if the Company's consolidated senior debt becomes less than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of June 30, 1995.

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

                                 16

       In 1992, an institutional investor agreed to contribute $7 million to a partnership formed to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. The initial $3 million was contributed in 1992, an additional $3 million contributed during 1993 and $1 million received in March 1994. In June 1994, the arrangement was extended and an additional $1.8 million was received. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership. The Company recognized $1.6 million and $1.1 million, respectively, of this revenue during the six months ended June 30, 1994 and 1995.

       The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the six months ended June 30, 1994 and 1995, the Company received $1.8 million and $21.7 million, respectively, in proceeds from sales of properties. In early 1995, the Company announced that it was considering the sale of its Wattenberg gas facilities and certain non-strategic assets to increase its financial flexibility. Included in the 1995 proceeds are $18.5 million of proceeds related to the June 1995 sale of the recently constructed gas processing plant on the west end of the Wattenberg area along with certain related assets, all of which are part of the Wattenberg gas facilities. Subsequent to quarter end, the Company announced that it had signed a letter of intent covering the sale of substantially all of its remaining Wattenberg gas gathering and processing facilities for $63.5 million.

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

       The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1994 and 1995. Average gas prices prior to 1994 exclude Mississippi gas production sold under a high price contract. In 1993, the Company renegotiated the gas contract and received a substantial payment. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                 17

                                                          Average Prices
                                               ------------------------------------
                                               Crude Oil                     Per
                                                  and        Natural      Equivalent
                                                Liquids        Gas          Barrel
                                               ---------    ---------    ------------
                                               (Per Bbl)    (Per Mcf)
                     ANNUAL
                     ------
                      1990                      $  23.65     $  1.69      $  15.61
                      1991                         20.62        1.68         14.36
                      1992                         18.87        1.74         13.76
                      1993                         15.41        1.94         13.41
                      1994                         14.80        1.67         11.82

                    QUARTERLY
                    ---------

                      1994
                    --------
                      First                     $  12.02     $  1.98      $  11.93
                      Second                       15.55        1.65         12.20
                      Third                        16.21        1.53         11.83
                      Fourth                       15.30        1.56         11.39

                      1995
                    --------
                      First                     $  16.40     $  1.31      $  10.66
                      Second                       17.52        1.29         10.95

       In June 1995, the Company received an average of $16.99 per barrel and $1.42 per Mcf for its production.

                                    18


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits -


        10.11.1 First Amendment dated as of May 1, 1995 to Fifth Restated Credit Agreement.

        10.11.2     Second Amendment dated as of June 30, 1995 to
                    Fifth Restated Credit Agreement.

        10.12.1     Second Amendment dated June 30, 1995 to Facility
                    Agreement.

        12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

        27          Financial Data Schedule

(b)     Reports on Form 8-K -

        No reports on Form 8-K were filed by Registrant during the quarter ended June 30, 1995.

                               SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SNYDER OIL CORPORATION



                                By         (James H. Shonsey)
                                   ----------------------------------
                                    James H. Shonsey, Vice President










August 10, 1995