Form 10-Q
period 1995-09-30
SNYDER OIL CORP
filed 1995-11-14
CIK 860713

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               --------------------------------

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------

        _________________________________________________________

For Quarter Ended September 30, 1995   Commission file number 1-10509
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

30,195,985 Common Shares were outstanding as of November 9, 1995

PART I.  FINANCIAL INFORMATION



            The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                         December 31,    September 30,
                                                                                             1994             1995
                                                                                        --------------   -------------
                                                                                                          (Unaudited)
                                                  ASSETS
Current assets
    Cash and equivalents                                                                   $   21,733      $   23,737
    Accounts receivable                                                                        37,055          26,239
    Assets held for sale                                                                          -            16,908
    Inventory and other                                                                        13,651          13,135
                                                                                            ----------      ----------
                                                                                               72,439          80,019
                                                                                            ----------       ---------
Investments (Note 4)                                                                           43,301          44,199
                                                                                            ----------       ---------
Oil and gas properties, successful efforts method (Note 5)                                    680,215         721,814
    Accumulated depletion, depreciation and amortization                                     (207,976)       (261,468)
                                                                                             ---------       ---------
                                                                                              472,239         460,346
                                                                                             ---------       ---------
Gas processing and transportation facilities (Note 5)                                         106,622          38,662
    Accumulated depreciation                                                                  (21,342)        (16,259)
                                                                                             ---------       ---------
                                                                                               85,280          22,403
                                                                                             ---------       ---------
                                                                                             $673,259        $606,967
                                                                                            ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                         $ 44,874        $ 36,080
    Accrued liabilities                                                                        25,112          28,201
    Current portion of long term debt (Note 3)                                                  1,745             338
                                                                                              --------       ---------
                                                                                               71,731          64,619
                                                                                              --------       ---------
Senior debt, net (Notes 3)                                                                    216,034         162,001
Convertible subordinated notes (Note 3)                                                        83,650          83,956
Capital lease, net (Note 3)                                                                    18,823          18,968
Deferred taxes and other (Notes 7 and 9)                                                        3,211          20,419

Minority interest                                                                               5,724           4,892
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
        6% Convertible preferred stock, 1,035,000 shares
            issued and outstanding                                                                 10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        30,209,197 and 30,328,746 issued                                                          302             303
    Capital in excess of par value                                                            255,961         256,704
    Retained earnings (deficit)                                                                20,959          (4,642)
    Common stock held in treasury, 122,018 and 134,191 shares at cost                          (2,288)         (2,457)
    Foreign currency translation adjustment                                                     1,222             340
    Unrealized gain (loss) on investments (Note 4)                                             (2,080)          1,854
                                                                                             ---------       ---------
                                                                                              274,086         252,112
                                                                                             ---------       ---------
                                                                                             $673,259        $606,967
                                                                                             =========      ==========

                         The accompanying notes are an intergral part of these statements

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                     Three Months                       Nine Months
                                                                  Ended September 30,                Ended September 30,
                                                              -----------------------------     -----------------------------
                                                                  1994            1995             1994             1995
                                                              ------------     ------------     ------------     ------------
                                                                                        (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                             $ 33,868         $ 34,998         $100,375         $111,405
 Gas processing, transportation and marketing                    30,483            9,349           85,481           34,327
 Gains on sales of properties (Note 5)                              -              9,706            1,641           11,536
 Other                                                            6,700           (3,214)          11,588            3,730
                                                               ---------        ---------        ---------        ---------
                                                                 71,051           50,839          199,085          160,998
                                                               ---------        ---------        ---------        ---------
Expenses
 Direct operating                                                12,932           14,731           36,948           44,448
 Cost of gas and transportation                                  28,117            7,663           75,734           26,136
 Exploration                                                      2,265            5,304            4,709            7,362
 General and administrative                                       2,995            3,986            6,872           10,655
 Interest and other                                               3,386            7,161            7,620           21,145
 Litigation settlement (Note 10)                                    -                -                -              4,400
 Depletion, depreciation and amortization                        18,742           22,540           56,297           63,201
                                                               ---------        ---------        ---------        ---------
Income (loss) before taxes and minority interest                  2,614          (10,546)          10,905          (16,349)
                                                               ---------        ---------        ---------        ---------
Provision for income taxes (Note 7)
     Current                                                         25              -                 75               25
     Deferred                                                       302           (1,120)             302           (1,711)
                                                               ---------        ---------        ---------        ---------
                                                                    327           (1,120)             377           (1,686)
                                                               ---------        ---------        ---------        ---------
Minority interest (Note 2)                                          (26)            (180)             (26)            (399)
                                                               ---------        ---------        ---------        ---------
Net income (loss)                                              $  2,261         $ (9,606)        $ 10,502         $(15,062)
                                                               =========        =========        =========        =========
Net income (loss) per common share (Note 6)                    $   (.02)        $   (.37)        $    .10         $   (.65)
                                                               =========        =========        ========         =========

Weighted average shares outstanding (Note 6)                     23,688           30,189           23,460            30,136
                                                               =========        =========        ========         =========

                           The accompanying notes are an integral part of these statements

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in    Retained
                                        ----------------------  --------------------     Excess of    Earnings
                                          Shares      Amount      Shares     Amount      Par Value    (Deficit)
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1993                  2,221   $      22     23,260    $     233   $   249,713  $   25,308

 Common stock grants and
     exercise of options                      -           -          414            4         2,851         -

 Conversion of preferred
      to common                            (1,186)        (12)     6,535           65           (53)        -

 Issuance of warrants                         -           -           -           -           3,450         -

 Dividends                                    -           -           -           -             -       (16,721)

 Net income                                   -           -           -           -             -        12,372
                                          --------    --------   --------    --------    ----------   ---------
Balance, December 31, 1994                  1,035          10     30,209         302        255,961      20,959

 Common stock grants and
     exercise of options                      -           -          120           1            743         -

 Dividends                                    -           -           -           -             -       (10,539)

 Net loss                                     -           -           -           -             -       (15,062)
                                          --------    --------   --------    --------    ----------   ---------
Balance, September 30, 1995
 (Unaudited)                                1,035     $    10     30,329     $   303     $  256,704    $ (4,642)
                                          ========    ========   ========    ========    ==========   =========

                          The accompanying notes are an integral part of these statements.

                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                        Nine Months Ended September 30,
                                                                      ----------------------------------
                                                                          1994                  1995
                                                                      -------------        -------------
                                                                                  (Unaudited)
Operating activities
         Net income(loss)                                               $  10,502            $ (15,062)
         Adjustments to reconcile net income (loss) to net cash
             provided by operations
                 Gain on sales of properties                               (1,641)             (11,536)
                 Exploration expense                                        4,709                7,362
                 Depletion, depreciation and amortization                  56,297               63,201
                 Deferred taxes                                               302               (1,711)
                 Gain on sale of investments                               (7,804)                (371)
                 Equity in (earnings) losses                                 (324)               1,158
                 Amortization of deferred credits                          (2,335)              (1,978)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                10,795               10,961
                        Inventory and other                                (7,372)                 227
                     Increase (decrease) in
                        Accounts payable                                    3,021               (8,794)
                        Accrued liabilities                                 2,636                9,293
                        Other liabilities                                   1,172                2,141
                     Other                                                    150                  137
                                                                         ----------          ----------
                 Net cash provided by operations                           70,108               55,028
                                                                         ----------          ----------

Investing activities
         Acquisition, development and exploration                        (164,102)             (83,927)
         Proceeds from investments                                          4,686                4,173
         Outlays for investments                                           (8,463)                 -
         Proceeds from sale of properties                                   1,818               86,747
                                                                         ----------          ---------
                 Net cash realized (used) by investing                   (166,061)               6,993
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                   942                  438
         Increase (decrease) in indebtedness                              124,406              (53,582)
         Debt issuance costs                                               (2,855)                 -
         Dividends                                                        (12,520)             (10,539)
         Deferred credits                                                   2,191                3,666
                                                                         ----------          ----------
                 Net cash realized (used) by financing                    112,164              (60,017)
                                                                         ----------          ----------
Increase in cash                                                           16,211                2,004
Cash and equivalents, beginning of period                                  10,913               21,733
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $ 27,124            $  23,737
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

            In 1994, the Company changed from the full cost to the successful efforts method of accounting for its oil and gas properties, in order to more accurately reflect its results with the expansion of its development and exploration efforts. Accordingly, the consolidated statements of operations for the three months ended September 30, 1994 and the nine months ended September 30, 1994 have been restated to conform to successful efforts. The cumulative effect was to reduce January 1, 1992, retained earnings by $9.5 million. For the 1992 and 1993 years previously reported, the effect of the accounting change restatement was to reduce net income by $6.0 million ($.27 per share) and $6.1 million ($.26 per share), respectively. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a property-by-property basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis.

            The Company provides an impairment reserve for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceed the undiscounted future value. During the nine months ended September 30, 1994 and 1995, the Company provided impairment reserves of $4.7 million and $3.3 million, respectively.

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

            To a limited extent, the Company enters into commodities contracts to hedge the price risk of a portion of its production. In 1994, the Company entered into certain gas sales arrangements in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices to reduce exposure to the Rocky Mountain spot prices. The contracts included 31,000 MMBtu per day (20,000 MMBtu for a period of ten years and 11,000 MMBtu through July
1995). At December 31, 1994 and September 30, 1995, the net present value at 10% of the contracts was estimated to be $4.9 million and $5.7 million, respectively, with no recorded carrying value.

            All liquid investments with a maturity of three months or less are considered to be cash equivalents. General and administrative expenses are reduced by reimbursements for well operations, drilling, management of partnerships and services provided to unconsolidated affiliates. Reimbursements amounted to $18.1 million and $25.1 million, respectively, for the nine months ended September 30, 1994 and 1995.

            In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1994 annual report on Form 10-K.

(3)         INDEBTEDNESS

            The following indebtedness was outstanding on the respective dates:

                                                               December 31,      September 30,
                                                                   1994              1995
                                                              -------------      -------------
                                                                       (In thousands)
         Revolving credit facility                             $   216,001        $  162,001
         Other                                                          50               -
                                                               ------------       -----------
                                                                   216,051           162,001
         Less current portion                                          (17)              -
                                                               ------------       -----------
               Senior debt, net                                $   216,034        $  162,001
                                                               ============       ===========

         Convertible subordinated notes, net                   $    83,650        $   83,956
                                                               ============       ===========

         Capital lease                                              20,551            19,306
         Less current portion                                       (1,728)             (338)
                                                               ------------       -----------
                Capital lease, net                             $    18,823        $   18,968
                                                               ============       ===========

            The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility at September 30, 1995 was $250 million. In November
1995, the borrowing base will be reduced to $225 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus 1% with the remainder at prime, with an option to select CD plus 1%. The margin on LIBOR or CD decreases to .75% when the Company's consolidated senior debt becomes less than 80% of its tangible net worth. During the nine months ended September 30, 1995, the average interest rate under the revolver was 7.0%. The Company pays certain fees based on the unused portion of the borrowing base. Covenants require maintenance of minimum working capital, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities.
Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of September 30, 1995.

            In September 1995, the Company entered into an interest rate swap agreement for a principal amount of $50 million to reduce the impact of changes in interest rates on its revolving credit facility. The agreement requires that the Company pay the counterparty interest at a fixed rate of 5.585%, and requires the counterparty to pay the Company interest at LIBOR. The agreement matures on September 26, 1997, with the counterparty having the option to extend it for another two years. At September 30, 1995, the net present value at 10% of the agreement was estimated to be $260,000, with no recorded carrying value.

           In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest. At
September 30, 1995, the fair market value of the notes, based on their closing price on the New York Stock Exchange, was $78.7 million.

            In November 1994, the Company entered into an agreement with a bank whereby the bank purchased the recently constructed West
Wattenberg Gas Plant from the Company for $21 million and leased it back. The lease has a term of seven years and includes an option to repurchase the plant at the end of the lease for $4.2 million. As a capital lease, the asset and related debt are recorded on the balance sheet of the Company. In June 1995, the Company sold the plant and certain related assets and relinquished plant operations to the purchaser. In conjunction with the sale, the lease will remain in effect until November 1995. At that time, the lease was fully repaid with additional borrowings under the revolving credit facility. As a result of the sale, the Company recorded a gain of $515,000, net of accrued penalties associated with the early lease termination.

            Scheduled maturities of indebtedness for the next five years, after the plant lease payoff, are $338,000 for the remainder of 1995, zero in 1996 and 1997, $181.0 million in 1998 and zero in 1999. The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, it is management's policy to renew the facility and extend the maturity on a regular basis.

            Cash payments for interest were $4.1 million and $15.5 million, respectively, for the nine months ended September 30, 1994 and 1995.

(4)         INVESTMENTS

            The Company has investments in foreign and domestic energy companies and long term notes receivable, which at December 31, 1994 and September 30, 1995, had a book cost of $46.5 million and $42.3 million, respectively. The corresponding fair market values were $48.2 million and $47.9 million at December 31, 1994 and September
30, 1995, respectively. In 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Per the pronouncement, investments carried on the cost basis must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

            The Company has an investment in Command Petroleum Limited ("Command"), an Australian exploration and production company, accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia and will receive an additional
4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $1.4 million gain was recognized. The market value of the Company's investment in Command based on Command's closing price at September 30, 1995 was $29.2 million, compared to a cost basis of $25.5 million.

            In early 1993, the Company formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its investment in the project to three industry participants in 1994. As a result, its equity basis investment was reduced from 50% to 20.6% and a $3.5 million net gain was recorded.
In 1995, the three industry participants paid the final installments of their contributions to the venture and as a result, the Company recognized an additional gain of $1.1 million. The Russian investment had a cost and fair value at September 30, 1995 of $4.3 million.

            In late 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia. In late 1994 and early 1995, the Company sold a portion of its investment to three industry participants, one of which committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the venture. Accordingly, the Company's equity basis investment was reduced from 100% to 49% and had a cost and fair value at September
30, 1995 of $1.5 million. The first well was drilled in second quarter 1995 and found to be noncommercial. The second well was spudded in the third quarter and had significant oil shows, but testing was suspended until the Spring when the proper equipment can be mobilized.

            The Company has investments in securities of publicly traded domestic energy companies, not accounted for by the equity method, with a total cost at December 31, 1994 and September 30, 1995 of $15.4 million and $9.3 million, respectively. The market value of these securities at December 31, 1994 and September 30, 1995 approximated $12.2 million and $11.2 million, respectively.
Accordingly, at December 31, 1994, investments were decreased by $3.2 million, stockholders' equity was decreased by $2.1 million, and deferred taxes payable were decreased by $1.1 million, as required by SFAS No. 115. At September 30, 1995, investments and stockholders' equity were both increased by $1.9 million, with no adjustment to deferred taxes.

            The Company holds $1.8 million in long term notes receivable due from privately held corporations. All notes are secured by certain assets, including stock and oil and gas properties. At December 31, 1994 and September 30, 1995, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their book value.

(5)         OIL AND GAS PROPERTIES AND GAS FACILITIES

            The cost of oil and gas properties at December 31, 1994 and September 30, 1995 includes $23.7 million and $26.6 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                           Nine
                                                      Year Ended       Months Ended
                                                     December 31,      September 30,
                                                         1994              1995
                                                     ------------      -------------
                                                             (In thousands)
        Acquisition                                  $    70,255        $     8,533
        Development                                      156,912             51,808
        Gas processing, transportation and other          46,607              6,809
        Exploration                                        5,514              7,520
                                                     -----------        -----------
                                                     $   279,288        $    74,670
                                                     ===========        ===========

        Development expenditures for the nine months ended September 30, 1995 were concentrated primarily in the DJ Basin of Colorado, the Green River Basin of southern Wyoming, the Giddings Field of southeast Texas, the Uinta Basin of northeast Utah and the Piceance Basin of western Colorado. A total of 68 wells were placed on production in DJ Basin in the first nine months of 1995 with none in progress at quarter end. In the Green River Basin of southern
Wyoming, 13 wells were placed on sales during 1995 with three in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, 21 wells were placed on sales in 1995, with three in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 11 wells placed on sales and three wells abandoned in 1995. In the Piceance Basin of western Colorado, 6 wells were placed on sales with none in progress at quarter end.

        During the nine months ended September 30, 1995, the Company expended $8.5 million for domestic acquisitions, of which $5.7 million was for acreage purchases in or around the Company's operating hubs and $2.8 million for producing properties.
Acquisitions are accounted for utilizing the purchase method. The pro forma effect of the acquisitions was not material to the Company's results of operations.

       In June 1995, the Company sold its recently constructed gas processing plant on the west end of the Wattenberg area of the DJ Basin along with certain related assets for a sales price of $18.5 million. A net gain of $515,000 was recognized as a result of this sale. In September 1995, the Company sold the majority of its remaining Wattenberg gas facilities located in Weld County, Colorado for a sales price of $60.2 million. A gain of $7.9 million was recognized as a result of this sale. During the nine months ended September 30, 1995, the Company also received $8.0 million from sales of oil and gas properties. Subsequent to quarter end, the Company entered into definitive agreements to sell certain oil and gas properties in west Texas and Wyoming for $16.9 million. These properties have been classified in current assets as being held for sale in the accompanying balance sheets.

        The following tables summarize the unaudited pro forma effects on the Company's financial statements assuming significant divestitures consummated during 1995 (including one divestiture which was yet to be completed as of September 30, 1995) had been consummated as of January 1, 1994 and 1995. Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.


                                       UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                               For the Year Ended December 31, 1994
                                               (In thousands except per share data)

                                                                                                                 Pro Forma
                                                                     Pro Forma Divested Interests        Interests to be Divested
                                                                     ----------------------------     -----------------------------
                                                     Historical       Adjustments       Combined       Adjustments        Combined
                                                    ------------     -------------     ----------     --------------     ----------
Revenues
    Oil and gas sales                               $   137,858                        $  137,858     (a) $   (4,240)    $  133,618
    Gas processing, transportation and marketing        107,247      (a)   (36,435)        70,812                            70,812
    Gains on sales of properties                          1,969                             1,969                             1,969
    Other                                                15,254                            15,254                            15,254
                                                    -----------                        ----------                        ----------
                                                        262,328                           225,893                           221,653
                                                    -----------                        ----------                        ----------
Expenses
    Direct operating                                     50,067                            50,067     (a)     (2,858)        47,209
    Cost of gas and transportation                       94,177      (a)   (27,103)        67,074                            67,074
    Exploration                                           6,505                             6,505                             6,505
    General and administrative                            9,053      (a)    (1,414)         7,639     (a)       (216)         7,423
    Interest and other                                   12,463      (a)    (4,344)         8,119     (a)       (839)         7,280
    Depletion, depreciation and amortization             76,553      (b)    (4,649)        71,904     (b)     (1,481)        70,423
                                                    -----------                        ----------                         ---------
                                                        248,818                           211,308                           205,914
                                                    -----------                        ----------                         ---------
Income before taxes and minority interest                13,510                            14,585                            15,739

Provision for income taxes
       Current                                              -                                 -                                 -
       Deferred                                             967       (c)     376           1,343     (c)        404          1,747
                                                     ----------                        ----------                        ----------
                                                            967                             1,343                             1,747
                                                     ----------                        ----------                        ----------
Minority interest                                          (171)                             (171)                             (171)
                                                     ----------                        ----------                        ----------

Net income                                           $   12,372                        $   13,071                        $   13,821
                                                     ==========                        ==========                        ==========
Net income per common share                          $     0.07                        $     0.10                        $     0.13
                                                     ==========                        ==========                        ==========
Weighted average shares outstanding                      23,704                            23,704                            23,704
                                                     ==========                        ==========                        ==========

                                          UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                              For the Nine Months Ended September 30, 1995
                                                   (In thousands except per share data)

                                                                                                             Pro Forma
                                                                  Pro Forma Divested Interests       Interests to be Divested
                                                                  ----------------------------    ------------------------------
                                                   Historical       Adjustments       Combined       Adjustments        Combined
                                                  ------------     -------------     ----------    --------------     ----------
Revenues
    Oil and gas sales                             $   111,405                        $  111,405     (a) $   (4,256)    $  107,149
    Gas processing, transportation and marketing       34,327      (a)   (22,645)        11,682                            11,682
    Gains on sales of properties                       11,536      (a)    (8,451)         3,085                             3,085
    Other                                               3,730                             3,730                             3,730
                                                  -----------                        ----------                        ----------
                                                      160,998                           129,902                           125,646
                                                  -----------                        ----------                        ----------
Expenses
    Direct operating                                   44,448                            44,448     (a)     (2,808)        41,640
    Cost of gas and transportation                     26,136      (a)   (18,638)         7,498                             7,498
    Exploration                                         7,362                             7,362                             7,362
    General and administrative                         10,655      (a)    (1,061)         9,594     (a)       (213)         9,381
    Interest and other                                 21,145      (a)    (3,803)        17,342     (a)       (799)        16,543
    Litigation settlement                               4,400                             4,400                             4,400
    Depletion, depreciation and amortization           63,201      (b)    (3,956)        59,245     (b)     (3,521)        55,724
                                                  -----------                        ----------                         ---------
                                                      177,347                           149,889                           142,548
                                                  -----------                        ----------                         ---------
Loss before taxes and minority interest               (16,349)                          (19,987)                          (16,902)

Provision for income taxes
   Current                                                 25                                25                                25
   Deferred                                            (1,711)                           (1,711)                           (1,711)
                                                   ----------                        ----------                         ---------
                                                       (1,686)                           (1,686)                           (1,686)
                                                   ----------                        ----------                         ---------
Minority interest                                        (399)                             (399)                             (399)
                                                   ----------                        ----------                        ----------

Net loss                                           $  (15,062)                       $  (18,700)                       $  (15,615)
                                                   ==========                        ==========                        ==========

Net loss per common share                          $    (0.65)                            (0.78)                       $    (0.67)
                                                   ==========                        ==========                        ==========

Weighted average shares outstanding                    30,136                            30,136                            30,136
                                                   ==========                        ==========                        ==========
<f/N>

The preceding unaudited pro forma combined statements of operations reflect the following adjustments:

(a)         To record the revenue and expense items attributable to the divested interests.
(b)         To adjust depletion, depreciation and amortization to the amount which would have been provided.
(c)         To adjust income taxes.

(6)        STOCKHOLDERS' EQUITY

        A total of 75 million common shares, $.01 par value, are authorized of which 30.3 million were issued at September 30, 1995. In 1994, the Company issued 6,949,000 shares, with 414,000 shares issued primarily for the exercise of stock options by employees (for which 122,000 shares were received as consideration in lieu of cash and are held in treasury) and 6,535,000 shares issued on conversion of all remaining shares of the 8% preferred. During the nine months ended September 30, 1995, the Company issued 120,000 shares primarily for the exercise of stock options by employees (for which 12,000 shares were received as consideration in lieu of cash and are held in treasury). In 1994, the Company paid first and second quarter dividends at the rate of $.06 per share and increased the rate to $.065 per share in the third and fourth quarters. Dividends of $.065 per share were paid for the first three quarters of 1995.

        A total of 10 million preferred shares, $.01 par value, are authorized. In 1991, 1.2 million shares of 8% convertible exchangeable preferred stock were sold through an underwriting. The net proceeds were $57.4 million. In 1993, 14,000 of the preferred shares were converted into 77,000 common shares. Effective December 31, 1994, the remaining 8% convertible preferred shares were converted into 6,535,000 common shares. In 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $21.00 per share and is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $10.8 million and $4.7 million, respectively, in preferred dividends during 1994 and the nine months ended September 30, 1995.

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

        At September 30, 1995, a total of 1.8 million options were outstanding at exercise prices of $6.00 to $20.13 per share. At September 30, 1995, a total of 778,000 of such options were vested having exercise prices of $6.00 to $20.13 per share. During 1994, 414,000 options were exercised at prices of $4.53 to $13.00 per share, and 2,000 were forfeited. During the nine months ended September 30, 1995, 120,000 options were exercised at prices of $4.53 to $13.00 per share, and 160,000 were forfeited.

        Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net income (loss) available to common for the nine months ended September 30, 1994 and 1995, was $2.3 million and ($19.7) million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)        FEDERAL INCOME TAXES

        At September 30, 1995, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the provision for 1994 and the benefit for 1995 follows:

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      1994           1995
                                                                  ------------   ------------
Federal statutory rate                                                 35%          (35%)
Utilization of net deferred tax (asset) liability                     (32%)          25%
                                                                    --------      ---------
Effective income tax rate                                               3%          (10%)
                                                                    --------      ---------

        The effective tax rate for the nine months ended September 30, 1995 was a benefit of ten percent. This benefit was limited to the extent of the net deferred tax liability at December 31, 1994 of $591,000 and the realization of the $1.1 million deferred tax asset that was previously recorded to stockholders' equity as required by SFAS No. 115.

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

(8)         MAJOR CUSTOMERS

        For the nine months ended September 30, 1994 and 1995, Amoco Production Company accounted for approximately 13% and 11%, respectively, of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)         DEFERRED CREDITS

        In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $3 million were received in 1992, with $3 million contributed during 1993 and $2.8 million received in 1994. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million of which $2.0 million was received in January 1995 and an additional $2.0 million in August 1995. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership.
The Company recognized $2.3 million and $2.0 million of this revenue during the nine months ended September 30, 1994 and 1995, respectively.

(10)        COMMITMENTS AND CONTINGENCIES

        The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $358,000 for the remainder of 1995, $1.5 million for 1996 and 1997, $1.4 million for 1998, and $1.0 million for 1999.

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

        In June 1995, the Company recorded $1.5 million as a net settlement of a dispute involving a gas processing agreement. The settlement proceeds were received in July 1995.

        In August 1995, the Company was served in a class action suit brought in the United States District Court for the District of Colorado. The plaintiffs allege themselves to be or to have been entitled to have received royalty payments and purport to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of lease provisions. The complaint alleges that the Company has improperly deducted unspecified "post-production" costs incurred prior to calculating royalty payments in breach of the relevant lease provisions. The Company has filed a motion to dismiss the action based on a Colorado statute that grants exclusive jurisdiction over disputes of the nature alleged in the complaint to the Colorado Oil and Gas Conservation Commission. Regardless of the outcome of the motion to dismiss, the Company believes that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and intends to vigorously defend this and any similar suits.

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

        Total revenues for the three month and nine month periods ended September 30, 1995 declined to $50.8 million and $161.0 million, respectively. The amounts represented decreases of 28% and 19% as compared to the respective prior year periods. The revenue decrease was primarily the result of the Company's decision to suspend third party gas marketing until the markets recover. However, oil and gas sales rose 3% and 11%, respectively, to $35.0 million for the three months ended September 30, 1995 and $111.4 million for the nine months ended September 30, 1995. The increase was due to a 13% and 23% increase in equivalent oil and gas production, respectively. The benefit of these increases did not fully impact revenues as the average price received per equivalent barrel dropped 9% for the third quarter and 10% for the nine month period to $10.81 for both periods. The net loss for the third quarter was $9.6 million as compared to a $2.3 million net income for the same period in 1994. The decrease was primarily due to $10 million of non-recurring charges associated with the write off of certain acreage costs, a provision for expected losses on various securities, impairments of nonstrategic producing properties being held for sale and a provision for severance and restructuring costs. Additional factors were the price decline, which reduced current quarter revenues by $3.3 million, increased interest expense and higher depletion, depreciation, and amortization, partially offset by the continued growth in production. Net loss per common share for the nine months ended September 30, 1995 was $.65 compared to net income of $.10 in 1994.

        Average daily production in the third quarter of 1995 was 11,485 barrels and 142 MMcf (35,201 barrels of oil equivalent), a decrease of 2% for oil and an increase of 22% for gas, as compared to the respective prior year periods. The production changes resulted primarily from the Company's continued development program in 1994 and, to a lesser extent, 1995. During the first nine months of 1995, an additional 184 wells were placed on production with 12 wells in various stages of drilling and completion at September 30, 1995. The gross margin from production operations was $20.3 million, a 3%
decrease from the prior year quarter. Average oil prices of $17.05 per barrel slightly outpaced the $16.21 received in the third quarter of 1994. However, that modest increase was more than offset by a continued drastic reduction in gas prices. The average gas price during the quarter was only $1.30 per Mcf, a 15% decrease from the $1.53 received in third quarter 1994. Third quarter operating expenses per equivalent barrel (including production taxes) remained relatively stable at $4.55 compared to $4.52 for the third quarter of 1994.

        The gross margin from gas processing, transportation and marketing activities decreased by 29% to $1.7 million from $2.4 million in the same quarter of 1994. The decrease is primarily attributable to the Company's decision to suspend third party gas marketing until markets recover and increased operating expenses associated with preparing the Company's Roggen gas processing facility for increased volumes after the June sale of the Company's processing plant on the west end of the Wattenberg area. In September 1995, the Company sold substantially all of its remaining Wattenberg gas gathering and processing facilities for $60.2 million and recorded a net gain of $7.9 million. As part of the sale, the Company entered into an agreement with the purchaser, which at current pricing, is expected to provide substantially the same wellhead price as before the sale.

        Gains on sales of properties were $9.7 million in the third quarter of 1995 compared to zero in 1994. The $9.7 million consisted primarily of the $7.9 million gain from the sale of the Wattenberg gas gathering and processing facilities. The Company also had miscellaneous sales of oil and gas properties which resulted in additional gains of $1.8 million. These asset sales represent the continuation of the Company's 1995 disposition program which had been previously disclosed.

       Other income was a negative $3.2 million in the third quarter of 1995 compared to a positive $6.7 million in 1994. The decrease is attributable to an impairment of $4.0 million in 1995 related to a security devaluation compared to one time gains recorded in 1994 related to security transactions as a result of domestic stock sales and sales of equity securities in the Company's international affiliates.

        Exploration costs for the third quarter were $5.3 million compared to $2.3 million in the prior year quarter. The increase resulted from a write off of certain exploratory acreage costs.

        G&A expenses, net of reimbursements, for third quarter 1995 represented 7.8% of revenues compared to 4.2% for the same period in 1994. The increase is attributable primarily to the decrease in gas processing, transportation and marketing revenue, a charge for severance and restructuring costs, and less significantly to an increase in overhead related to the expanding offshore operations.

        Interest and other expense was $7.2 million in 1995 compared to $3.4 million in the three month period ended September 30, 1994. The majority of the increase is the result of a rise in outstanding debt levels, due to the increase in capital expenditure projects, at higher average interest rates. Senior debt was reduced significantly after quarter end with the proceeds from the sale of the Wattenberg gas facilities and the west Texas oil and gas properties

        Depletion, depreciation and amortization expense for the third quarter increased 20% from the same period in 1994. This increase is primarily due to the 13% increase in production and greater property impairments as compared to the same period in 1994, offset somewhat by the production depletion, depreciation and amortization rate of $5.07 being slightly lower as compared to $5.42 in 1994.


Development, Acquisition and Exploration

        During the nine months ended September 30, 1995, the Company incurred $74.7 million in capital expenditures; including $51.8 million for oil and gas development, $8.5 million for acquisitions, $5.2 million for gas facility expansion, $7.5 million for exploration and $1.7 million for field and office equipment.

        Of the total development expenditures, $11.3 million was concentrated in the DJ Basin of Colorado. A total of 68 wells were placed on production there in the first nine months of 1995 with no dry holes drilled and none in progress at quarter end. With the continued declines in gas prices in 1995, the Company has reduced its DJ Basin drilling plans for the remainder of 1995.

        The Company expended $40.5 million for other development and recompletion projects during the nine months ended September 30, 1995. In the Green River Basin of southern Wyoming, 13 wells were placed on sales with three in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, 21 wells were placed on sales, with three in progress at quarter end. The Uinta Basin development program in northeast Utah is still in its early stages with 11 wells placed on sales and three wells abandoned in the first nine months of 1995, with none in progress at quarter end. In the Piceance Basin of western Colorado, 6 wells were placed on sales, with none in progress at quarter end.

        During the nine months ended September 30, 1995, the Company expended $8.5 million for domestic acquisitions, of which $5.7 million was for acreage purchases in or around the Company's operating hubs and $2.8 million for producing properties. Although a number of potential producing property acquisitions are under review, no individually significant purchases were consummated during the first nine months of 1995.

        The Company's gas gathering and processing facility operations incurred $5.2 million of capital expenditures in the first nine months of 1995. The work was concentrated primarily in the Wattenberg area of DJ Basin, the Piceance Basin in western Colorado, the Washakie Basin in southern Wyoming and the Giddings Field in south Texas. In June 1995, the Company sold its recently constructed gas processing plant on the west end of the Wattenberg area of the DJ

Basin along with certain related assets for a sales price of $18.5 million. A net gain of $515,000 was recognized as a result of this sale. In addition, in September 1995, the Company sold substantially all of its remaining Wattenberg gas gathering and processing facilities for $60.2 million. A net gain of $7.9 million was recognized as a result of this sale.

        Exploration costs for the nine months ended September 30, 1995 were $7.5 million, primarily for geological and other studies on the newly acquired domestic undeveloped acreage and the write off of certain acreage costs. In Russia, commercial production began in mid 1994 with pipeline construction in the southernmost field in the contract area now completed. Three industry partners committed
$11.25 million to the joint venture to fully fund the western participants' anticipated equity requirements, of which $8.5 million was received in 1994 and the remainder received in the second quarter of 1995. In June 1994, a commitment letter was executed with the Overseas Private Investment Corporation ("OPIC") whereby OPIC will commit up to $40 million to the Russian Permtex project. It is expected that the final OPIC agreement and associated debt financing will be put in place during 1996, coinciding with the need for additional funding. The Company is also exploring alternatives to the OPIC financing, including sales of additional equity interests in the venture. In Tunisia, an agreement was reached in 1995 whereby 100% of the project was sold to Command for stock for a gain of $1.4 million. The Company will receive additional proceeds if commercial reserves are discovered on the exploratory well drilled in Tunisia by Command. In Mongolia, 51% of the properties were sold in 1995 for a combination of cash and property rights for a gain of $456,000. As part of the sale, one partner committed to drill two test wells in Mongolia. One well was drilled in 1995 but proved noncommercial.
The second well was spudded in the third quarter with significant oil shows, but testing was suspended until next Spring when equipment could be mobilized.

Financial Condition and Capital Resources

        At September 30, 1995, the Company had total assets of $607.0 million. Total capitalization was $537.5 million, of which 47% was represented by stockholder's equity, 30% by senior debt, 19% by subordinated debt and the remainder by deferred taxes and other. During the nine months ended September 30, 1995, net cash provided by operations was $55.0 million, a decrease of 22% compared to the same period in 1994. As of September 30, 1995, commitments for capital expenditures totalled $3.2 million. The Company anticipates that 1995 expenditures for development drilling and gas facilities will approximate $80 to $100 million. The Company is also actively pursuing a number of acquisition opportunities which may occur in 1995. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

        The Company maintains a $500 million revolving credit facility. The facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility on a regular basis.
Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at September 30, 1995 was $250 million. In November 1995, the borrowing base was reduced to $225 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus
1% with the remainder at prime. The Company also has the option to select CD plus 1%. The margin on LIBOR or CD loans decreases to .75% when the Company's consolidated senior debt becomes less than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of minimum working capital and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of September 30, 1995.

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

        In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $3 million were received in 1992, with $3 million contributed during 1993 and $2.8 million received in 1994. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million, of which $2.0 million was received in January 1995 and an additional $2.0 million in August 1995. As a result, this transaction is anticipated to increase cash flow and net income through 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this partnership.
The Company recognized $2.3 million and $2.0 million, respectively, of this revenue during the nine months ended September 30, 1994 and 1995.

        The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the nine months ended September 30, 1994 and 1995, the Company received $1.8 million and $8.0 million, respectively, in proceeds from sales of oil and gas properties. Included in the 1995 proceeds are $78.7 million related to the sales of the Company's Wattenberg gas facilities. Subsequent to quarter end, the Company announced that it had entered into a definitive agreement to sell certain properties in west Texas and Wyoming for $16.9 million.

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

                                                                           Average Prices
                                                       --------------------------------------------------------
                                                         Crude Oil                                      Per
                                                            and                Natural             Equivalent
                                                          Liquids                Gas                  Barrel
                                                        ----------            ---------           ------------
                                                         (Per Bbl)            (Per Mcf)
         Annual
        --------
          1990                                           $  23.65              $  1.69             $  15.61
          1991                                              20.62                 1.68                14.36
          1992                                              18.87                 1.74                13.76
          1993                                              15.41                 1.94                13.41
          1994                                              14.80                 1.67                11.82

        Quarterly
        ---------

          1994
          ----
          First                                          $  12.02              $  1.98             $  11.93
          Second                                            15.55                 1.65                12.20
          Third                                             16.21                 1.53                11.83
          Fourth                                            15.30                 1.56                11.39

          1995
          ----
          First                                          $  16.40              $  1.31             $  10.66
          Second                                            17.52                 1.29                10.95
          Third                                             17.05                 1.30                10.81

        In September 1995, the Company received an average of $16.84 per barrel and $1.28 per Mcf for its production.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        In August 1995, the Company was served in a class action suit brought in the United States District Court for the District of Colorado. The plaintiffs allege themselves to be or to have been entitled to have received royalty payments and purport to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of lease provisions. The complaint alleges that the Company has improperly deducted unspecified "post-production" costs incurred prior to calculating royalty payments in breach of the relevant lease provisions. Plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company has filed a motion to dismiss the action based on a Colorado statute that grants exclusive jurisdiction over disputes of the nature alleged in the complaint to the Colorado Oil and Gas Conservation Commission. Regardless of the outcome of the motion to dismiss, the Company believes that costs deducted in calculating royalties are and have been proper under the relevant lease provisions, and intends to defend this and any similar suits vigorously.


Item 6.  Exhibits and Reports on Form 8-K


(a)         Exhibits -

        12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends.

        27       Financial Data Schedule

(b)     Reports on Form 8-K -

        No reports on Form 8-K were filed by Registrant during the quarter ended September 30, 1995.

                                             SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  SNYDER OIL CORPORATION



                                  By    (James H. Shonsey)
                                    ---------------------------------
                                    James H. Shonsey, Vice President
















November 14, 1995