Form 10-K
period 1995-12-31
SNYDER OIL CORP
filed 1996-03-26
CIK 860713

=====================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                          --------------------------

                                  Form 10-K
(Mark one)
  [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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
           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Aggregate market value of the common stock held by
            non-affiliates of the registrant
            as of March 20, 1996. . . . . . . . . . . . $222,405,285
           Number of shares of common stock outstanding
            as of March 20, 1996. . . . . . . . . . . . . 31,337,285

                   DOCUMENTS INCORPORATED BY REFERENCE

           Part III of this Report is incorporated by reference to the
Registrant's definitive Proxy Statement relating to its Annual
Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1995.

====================================================================

                          SNYDER OIL CORPORATION

                        Annual Report on Form 10-K
                          December 31, 1995
                               PART I

ITEM 1.  BUSINESS

General

    Snyder Oil Corporation (the "Company") is engaged in the acquisition and development of oil and gas properties primarily in the Rocky Mountain and Gulf Coast regions of the United States. To a lesser extent, the Company also gathers, transports and markets natural gas in proximity to its principal producing properties.
During 1995, the Company's revenues were $202.2 million and cash flow from operations approximated $70.6 million. At December 31, 1995, the Company's net proved reserves totalled 90.2 million barrels of oil equivalent ("MMBOE"), having a pretax present value at 10% based on constant prices of $372.8 million. Approximately 73% of the reserves was natural gas.

    The Company's reserves are concentrated in six major producing areas located in Colorado, Wyoming, Texas and the Gulf of Mexico, which collectively account for more than 84% of the present value of its reserves. The Company owns properties in 11 states and the Gulf of Mexico, including 3,777 gross (2,105 net) producing wells and six gas transportation and processing facilities. The Company operates more than 2,300 wells which account for almost 80% of its developed reserves. The Company also participates in several international exploration and development projects through a wholly owned subsidiary and its 30% owned Australian affiliate, Command Petroleum Limited. At December 31, 1995, the Company held undeveloped acreage totalling 1.3 million gross acres (1.1 million net) domestically and
5.8 million gross acres (2.4 million net) internationally.

    The Company pursues a balanced strategy of development drilling and acquisitions, focusing on enhancing operating efficiency and reducing capital costs through the concentration of assets in selected geographic areas or "hubs." Currently, the Company's primary emphasis is on development drilling in several Rocky Mountain basins and in southeast Texas, with an increasing emphasis on drilling and acquisitions in the Gulf Coast. In response to depressed markets for Rocky Mountain gas, the Company reduced its development activity significantly in 1995, spending only $62.6 million on drilling and recompletions (of which more than $21 million related to carryover costs for development activities initiated in 1994). As operator, the Company drilled 63 wells during 1995.
Of these wells, 25 were in the Wattenberg Field, 11 were commenced in a horizontal drilling program in south Texas, 5 were in the Gulf of Mexico and the remainder were drilled, primarily to further test and to hold or earn additional acreage, in development projects in the Washakie and Deep Green River Basins in Wyoming, the Piceance
Basin of western Colorado and the Uinta Basin in Utah.  By year-end
1995, production from these projects had risen to 8,270 barrels of oil equivalent ("BOE") per day, representing 27% of the Company's production, up from 7,408 BOE per day, or 20% of total production, at year-end 1994. During 1995, the Company disposed of various non-strategic properties, including its Wattenberg gas transportation and processing facilities and its properties in west Texas, receiving proceeds in excess of $100 million. These sales, in addition to allowing increased focus on significant development projects, enabled the Company to reduce its senior debt to $150 million by year end.

    In view of the low current gas prices in its principal producing areas, the Company plans to limit its 1996 development expenditures to approximately $55 million. This level of expenditure is expected to fund the drilling of up to 75 wells, including 20 in the Washakie Basin, 8 in the Deep Green River area, 19 in the Piceance Basin and 15 in the Giddings Field. In addition, the Company plans to implement three pilot waterflood projects to test the secondary recovery potential of two fields in the Uinta Basin and may drill three initial wells to test new projects in the Wind River and Big Horn Basins in northern Wyoming. The Company may continue to purchase acreage to establish new development projects and seek to acquire properties which strengthen its existing asset base or secure a foothold in new geographic areas. The Company also expects to continue to pursue various international projects at a limited capital cost.

    Proposed Patina Transaction. In January 1996, the Company and Gerrity Oil & Gas Corporation ("Gerrity") agreed to combine their assets and operations in the Wattenberg Field into a new public company, Patina Oil & Gas Corporation ("Patina"). Patina will have 20 million shares of common stock outstanding. It is expected that the common stock will be 70% owned by the Company, with the remaining 6 million common shares and warrants to purchase 3 million shares being owned by Gerrity's stockholders. Depending on the results of the transaction, Patina will have from $40 to $75 million of outstanding preferred stock. Patina will assume $75 million of the Company's bank debt, and will have initial total indebtedness of approximately $215 million. On a pro forma basis as of December 31, 1995, Patina held interests in over 3,600 wells in the Wattenberg Field with net proved reserves of approximately 82.2 million BOE, over 70% of which is attributable to gas. Based on unescalated year-end prices, these reserves had a pre-tax present value at 10% of $380 million.

    A principal purpose of the consolidation is to eliminate duplicative overhead costs and to provide the opportunity to combine the strengths of the two predecessor companies in further developing the Field. This should provide enhanced operating and financial performance and economies of scale beyond those already achieved. These economies are particularly significant given the adverse impact of the current depressed market for Rocky Mountain gas. As of year-end 1995, Patina had identified in excess of 1,500 undeveloped locations on its Wattenberg acreage, including 600 locations classified as proved. In addition, Patina had an inventory of approximately 850 recompletion opportunities also classified as proved. Should drilling and completion technologies improve or Rocky Mountain gas prices recover, a substantial number of the unproved locations could become economically attractive to drill. Patina's inventory of undeveloped locations and recompletion opportunities will provide the ability to substantially expand development activities if conditions warrant. In the interim, Patina expects to limit its capital expenditures on existing properties to less than $15 million per year. Funds generated from operations should permit a fairly rapid pay down of debt or the aggressive pursuit of additional consolidation opportunities.

    On a pro forma basis, giving effect to the proposed Patina transaction, the Company's proved reserves at December 31, 1995 would increase to 41.1 million barrels of oil and 604.3 Bcf of gas or 141.9 million BOE, with a total pre-tax present value at 10%, of $606 million.

    Consummation of the Patina transaction is subject to the approval of Gerrity's common stockholders and certain other conditions.
Therefore, there can be no assurance that the transaction will occur. Should the transaction be consummated, it is expected to close in the second quarter of 1996.

Domestic Operations

    General. Since 1992, development drilling has been the Company's primary focus. The Company's existing properties have extensive development drilling and enhancement potential, primarily in the Washakie and Green River Basins in southern Wyoming, the Big Horn and
Wind River Basins in northern Wyoming, the Piceance and Uinta Basins in western Colorado and Utah, the Gulf Coast area and the Wattenberg
Field in Colorado. The Company designs its major drilling programs to reduce risk, create synergies with its gas management operations and exploit the potential for continuous cost improvement. Owing to the low current gas prices, the Company expects to drill up to only 75 wells in 1996. Assuming no material changes in energy prices, the Company plans to spend approximately $55 million on development activities in 1996, of which $46 million is targeted for drilling.
In its large scale development projects, the Company attempts to acquire and maintain a sizeable inventory of potential drilling locations, many of which may not be economic at current cost and price levels. However, these locations may prove attractive if reservoir assumptions are validated and well economics improve through cost reductions, improved completion techniques or price increases.

                           Wattenberg Field

    During the last five years, the Company has drilled over 1,000 wells in the Wattenberg Field, including 25 drilled in 1995. At December 31, 1995, the Company had interests in more than 1,800 producing wells, of which it operated approximately 1,500. Owing primarily to depressed gas prices, drilling activity decreased significantly in late 1994 and 1995. If Rocky Mountain gas prices recover, the Company would expect to increase its drilling in Wattenberg.

   At year-end 1995, the net proved reserves attributed to the Company's properties in Wattenberg were 30.6 million BOE, including
7.4 million barrels of oil and 138.9 Bcf of gas. Proved quantities were significantly reduced by low year-end gas prices (approximately $1.60 per Mcf) prevailing in Wattenberg. Year-end 1995 reserves were attributable to 1,850 producing wells, 45 proved undeveloped locations and approximately 90 proved behind pipe zones. The number of proved undeveloped locations is sensitive to the prevailing level of gas prices, and could increase if prices return to historical levels. Future drilling activity should result in the assignment of proved reserves to additional locations offsetting new productive wells.

    The Codell formation has traditionally been the primary objective for development drilling. This formation is a blanket siltstone formation that exists under much of the Wattenberg acreage at depths of 6,700 to 7,500 feet. Codell reserves generally have a high degree of predictability due to uniform deposition and gradual transition from high to low gas/oil ratio areas. The Company frequently dually completes the Niobrara chalk formation, which lies immediately above the Codell, to enhance drilling economics. The Codell/Niobrara wells produce most prolifically in the first six to twelve months, during which production declines significantly from initial rates. More than half of a typical well's reserves are recovered in the first three years of production. As a result, each well contributes significantly more production in its first year than in subsequent years.

    During the last several years, the Company expanded its drilling targets to include both deeper and shallower formations. The J-sand lies approximately 500 feet below the Codell. It is a low permeability sandstone generally found to be productive throughout the Wattenberg Field. Production performance varies with porosity and thickness and is more variable in those areas outside the heart of Wattenberg. The Dakota formation lies approximately 200 feet below the J-sand. It is a low permeability sand occasionally naturally fractured with less predictable commercial accumulations of hydrocarbons and varied performance results. A number of wells have been completed in the shallower Sussex formation at average depths of 4,500 feet. The Sussex sands were deposited in bars and exhibit variable reservoir quality with a moderate degree of predictability. Sussex reserves are primarily behind pipe in existing and future wells drilled to the Codell and J-sands.

    Because the Codell, Niobrara and J-sand formations are continuous reservoirs over a large portion of the Wattenberg Field, the Company believes that drilling, at least in the heart of Wattenberg, is relatively low risk with well economics depending primarily on prices paid for oil and gas production and control of drilling, completion and operating costs. Of the 1,062 wells drilled between 1991 and 1995, only 15 were classified as dry holes, and most of these were in outlying areas of the Field. Dry holes in Wattenberg cost an average of $75,000 per well. The average cost of a completed well approximated $202,000 in 1995.

    At December 31, 1995, the Company held approximately 72,400 net developed acres and 53,200 net undeveloped acres in the Wattenberg Field, exclusive of any acreage not earned at that date covered by the Company's agreement with Union Pacific Resources Company ("UPRC") covering UPRC's undeveloped acreage in the Wattenberg Field. During 1995, the Company drilled less than the minimum number of wells specified in the UPRC agreement. UPRC has asserted that the Company's right to earn additional acreage under the agreement terminated on December 31, 1995 and that the Company is required to pay approximately $4.1 million in penalties to UPRC. Arbitration proceedings on the matter have been initiated. The Company established a reserve for these penalties in 1995.

    Gas production from Wattenberg is processed in order to recover natural gas liquids, primarily propane and butane/gasoline mix. The liquids are then sold separately from the residue gas. Production from substantially all the Company's acreage is dedicated for gathering to Associated Natural Gas Corporation ("ANGC") and for processing at plants owned by ANGC and Amoco Production Company ("Amoco"). ANGC currently processes approximately 55% of the production from the Company's wells, with the remainder being processed by Amoco. Under each of these arrangements Amoco and ANGC received their fees predominately in the form of percentages of the liquid products and residue gas so that gathering and processing fees effectively fluctuate with market prices.

    In June 1995, the Company sold its recently constructed West Plant processing plant on the western end of the Wattenberg area along with certain related assets for a sales price of $18.5 million. On September 30, 1995, the Company sold its remaining Wattenberg transportation and processing facilities to ANGC for approximately $60.9 million.

    In connection with the sale to ANGC, the Company agreed that all its uncommitted production, which had been transported and processed by the Company's Gas Management Unit, would be transported and processed by ANGC. The Company does not expect the sale to ANGC to materially effect the net price realized by the Company from its Wattenberg production at current price levels.

    If either Amoco or ANGC were unable to process the Company's production at their plants for any reason, including a plant shut-down, or if a significant portion of ANGC's pipeline system were to be curtailed, it would have a short-term adverse impact on the
Company's operations.   In addition, the purchaser of the West Plant
has ceased operation of that plant, and the Company believes the plant may be decommissioned. This has resulted in an increase in line pressures on ANGC's gathering system in the western end of the Wattenberg and has suppressed Company production in the area since September 30, 1995. The Company believes, however, that the flexibility afforded by ANGC's and other gathering systems in the area, the number of processing plants in the Field and the Company's contractual arrangements with ANGC, Amoco and pipeline companies serving the area, will enable the Company to mitigate the effects of these developments shortly.


                           Major Gas Projects

    Washakie Basin. Since the mid-1980's, the Company's properties in the Barrel Springs Unit and the Blue Gap Field of southern Wyoming, together with its gas gathering and transportation facilities there, have been one of its most significant assets. During 1995, the Company continued to develop Mesaverde sands in the Washakie Basin near its existing properties. Eleven wells were completed in this area in 1995 at depths ranging from 8,000 to 11,000 feet, developing net proved reserves of 1.3 million BOE. By year end, net production of gas, which accounts for approximately 94% of the reserves, had reached 22.9 Mmcf per day, a slight increase over average 1994 production of 21.4 Mmcf per day. Proved reserves at year end totalled 1.1 million barrels of oil and 105 Bcf of gas, or
18.6 million  BOE, as compared to 1.4 million barrels and 130 Bcf, or
23.2 million BOE, at December 31, 1994. An environmental impact statement covering the Company's northern area was approved in December 1995, allowing the drilling of up to 500 locations by the Company and other producers in the area. The Company expects to drill 20 wells in the Washakie Basin during 1996.

      The Company currently operates 159 wells in this area and holds over 1,200 potential drilling locations, 74 of which were classified as proved undeveloped at year-end 1995. The Company holds interests in approximately 110,000 gross (103,000 net) undeveloped acres in the Washakie Basin.

    The Company owns and operates two pipeline systems which transport gas from wells in the Barrel Springs and Blue Gap Fields located in the southern portion of Carbon County, Wyoming. The WYGAP pipeline system, which transports gas from the wells to Western Transmission ("Westrans"), is comprised of over 185 miles of pipe, and throughput on the system averaged 24 MMcf per day in 1995, as compared to 19 MMcf per day in 1994. Westrans is a Company-owned interstate pipeline system which operates under FERC jurisdiction. The system consists of a 26-mile 12" pipeline, and 9.2 miles of other non-jurisdictional transportation facilities. The mainline extends from the southern portion of Carbon County, to connections with Williams' and CIG's interstate pipelines in Sweetwater County, Wyoming. Daily throughput averaged 28 MMcf per day in 1995, as compared to 22 MMcf per day during 1994.

    Deep Green River. During 1995, the Company continued development of the fluvial Lance sands in the deep portion of the Green River Basin. The Company participated in three wells during 1995, with encouraging results. Production, which commenced in November 1994, averaged 2.4 MMcf per day in 1995 and reached 6.2 MMcf by year end. At year end, proved reserves totalled 107,000 barrels of oil and 15.9 Bcf of gas, or 2.8 million BOE. An eight well program is planned for 1996 in strategic locations to earn acreage and further evaluate potential recoveries. The Company holds interests in approximately 93,000 gross (78,000 net) undeveloped acres in this project. The Company believes that there are in excess of 500 potential drilling locations on this acreage. At the end of 1995, only ten locations were classified as proved undeveloped.

    Piceance Basin. The Company operates the 53,000 acre Hunter Mesa Unit, the 9,000 acre Grass Mesa Unit and the 26,000 acre Divide Creek Unit in the southeast portion of the Piceance Basin. At year end, the Company owned approximately 101,000 gross (80,000 net) undeveloped acres in this area. During 1995, the Company drilled four new wells to develop and further delineate the Hunter Mesa Unit. Net production from the Basin averaged 11.9 MMcf per day in 1995, up from 1994 average production of 4.9 MMcf per day. At year-end 1995, there were 54 proved producing wells, 36 of which are operated by the Company. Proved reserves at year end were 42.6 Bcf of gas and 145,000 barrels of oil, or 7.2 million BOE, as compared with 58.1 Bcf and 86,700 barrels, or 9.8 million BOE, at December 31, 1994. The decrease in gas reserves is primarily the result of reductions in proved undeveloped reserves as the result of reduced gas prices. Proved undeveloped reserves were assigned to 51 locations at year-end 1995.

    During 1996, the Company plans to drill 19 wells to develop infill locations and to further delineate potential reserves by drilling step-out locations. The primary objective of drilling is the Mesaverde fluvial sands occurring at a depth of approximately 7,500 feet.

    The Company owns and operates the gathering system which transports gas from wells in the Hunter Mesa/Grass Mesa Field located in Garfield County, Colorado. The system is comprised of over 45 miles of pipe ranging in diameter from 3" to 12". The system was enhanced during the year by the addition of compression. Throughput on the system averaged 14.5 MMcf per day in 1995, as compared to 4.0 MMcf per day in 1994. Gas can be delivered through Rocky Mountain Natural Gas to Public Service Company of Colorado, Colorado Interstate Gas Company, the Questar system and Northwest Pipeline's system. Although this system affords greater transportation capacity and flexibility, the extent to which the Company will be able to continue to develop the Piceance Basin is in part dependent on arranging additional gathering and transportation at a reasonable cost. The Company is exploring options for gathering and transporting future gas production, including the possibility of constructing additional Company owned facilities.

    Proposed Partial Sale. The Company is in discussions regarding the possible sale of interests in its properties in the Washakie, Deep Green River and Piceance Basins. There can be no assurance that any such transactions will occur. Should such transaction occur, it is expected to close early in the second quarter of 1996.

                   Remaining Rockies Projects

    Uinta Basin.   In the Uinta Basin, the Company holds interests in
approximately 93,500 gross (73,500 net) acres. During 1995, the Company drilled one well in the Monument Butte area, two wells in the Southman Canyon area and three wells in the Leland Bench Field. The wells drilled in Monument Butte and Leland Bench were successfully completed. The two wells drilled in the Southman Canyon area were unsuccessful and abandoned. Net production from the Basin averaged 325 barrels of oil and approximately 1,377 Mcf of gas per day during December 1995, as compared to 195 barrels and 2,155 Mcf per day during December 1994. At December 31, 1995, the Company had interests in 137 producing wells, 85 of which were operated by the

Company. Proved reserves at year end were 1.6 million barrels of oil and 3.8 Bcf of gas, or 2.2 million BOE, as compared to 1.5 million barrels and 14.7 Bcf, or 3.9 million BOE, at December 31, 1994. The decrease in gas reserves is primarily the result of reductions in undeveloped reserves throughout the Basin as the result of lower gas prices and downward revisions as the result of disappointing drilling results in Southman Canyon.

    The potential of the Leland Bench and Horseshoe Bend Fields depends on the Company's ability to increase recoverable reserves
through secondary recovery.   There have been five successful
waterfloods developed within 15 miles of the Leland Bench Field, and the Horseshoe Bend Field is located within six miles of two large fields with successful and mature waterfloods. The Company believes the Green River formation in these fields to be structurally equivalent to the nearby units that have been successfully waterflooded. In 1996, the Company plans to begin testing the secondary recovery potential of its position by implementing two pilot waterflood projects in the Leland Bench Field, and a third pilot project in the Horseshoe Bend Field.

    Northern  Wyoming.   In 1992, the Company acquired four large
producing fields from a major oil company. In late 1995, the Company traded its interest in one of the fields, the Pitchfork Field, for an increased interest in the Hamilton Dome Field, which is located in the Big Horn Basin. At year-end 1995, proved reserves at the Hamilton Dome and Salt Creek Fields totalled 10.9 million BOE, including 10.8 million barrels of oil and 455 MMcf of gas, up from
9.4 million BOE (9.2 million barrels and 956 MMcf ) at December 31, 1994. This increase was primarily the result of a 1.6 million BOE addition of proved reserves in Hamilton Dome that resulted from a property swap. The Hamilton Dome Field produces sour crude oil primarily from the Tensleep, Madison and Phosphoria formations at depths of 2,500 to 2,900 feet. The Salt Creek Field produces sweet crude oil from the Wall Creek formation at depths of 2,000 to 2,900 feet. The Company operates 165 wells, having average net production during 1995 of 1,500 BOE per day, in the Hamilton Dome Field.

    The Riverton Dome Field, located in the Wind River Basin, produces gas primarily from the Frontier and Dakota tight sands at depths of 8,000 to 10,000 feet, with some sour crude oil production from the Tensleep and Phosphoria formations. At year-end 1995, proved reserves, nearly all gas, totalled 4.3 million BOE. The Company operates 28 wells having net production of approximately 1,200 BOE per day. Production from this field is processed at a Company-owned plant.

    The Company initiated two new exploitation projects in northern Wyoming during 1995. In the Wind River Basin, the Company has assembled approximately 81,000 net undeveloped acres in an area adjacent to the Company's Riverton Dome Field. In addition, the Company has obtained an option agreement to exploit oil and gas resources on approximately 33,000 net acres on Shoshone/Arapaho tribal lands. In the Big Horn Basin northeast of the Worland Field, the Company has assembled approximately 112,000 net undeveloped acres. In both projects, the primary focus is on various Cretaceous sands ranging from 9,500 to 14,000 feet. Initial drilling on both projects may begin as early as the fourth quarter of 1996.

                     Gulf Coast Area

    Austin Chalk Trend. In the Giddings Field in southeast Texas, the Company continued its horizontal drilling program. Horizontal drilling entails risks in that the technology is still relatively new and evolving, costs are relatively high, and high initial production, while leading to high rates of return on successful wells, makes
ultimate recoveries difficult to predict.   During 1995, the Company
placed 24 wells on production in the Giddings Field with two wells in progress at year end. Daily net production averaged 3,600 BOE during December 1995, approximately equal to December 1994 levels. Proved reserves are 24% oil and 76% gas and exceeded 3.5 million BOE at year end. Activity during 1995 focused on development of acreage targeting the Austin Chalk, Buda and Georgetown formations. Results in 1995 were disappointing due to poorer than expected production from the Buda formation and to mechanical difficulties which resulted in higher costs than expected. However, recent production results from the Georgetown formation have exceeded expectations, and changes in drilling procedures have reduced costs substantially. As a result, the Company expects to focus on continued development of its Georgetown reserves. The Company plans to drill or recomplete up to

15 wells during 1996. The Company has 28 locations classified as proved undeveloped on approximately 99,000 net undeveloped acres in the Austin Chalk Trend. The total number of potential drillable locations will depend on the results of the Company's 1996 activities as well as the results of third-party drilling on adjacent acreage. The Company plans to exploit its large undeveloped acreage position by obtaining partners to share the risk of drilling in certain newer areas of interest.

    During 1995, the Company announced that it was considering the sale of its properties in this area. Due to market conditions, the Company determined to discontinue its sales efforts in early 1996. However, the Company will continue to review indications of interest and may sell some or all of its properties in this area if the Company believes the prices offered represent the underlying value of the properties.

    In 1995, the Company constructed a new gas gathering system in Grimes County, Texas as part of its horizontal development program in the Austin Chalk Trend. The Company is the operator and 50% owner of the facilities. The pipeline system is comprised of over 31 miles of pipe ranging in diameter from 3" to 12". Throughput for the system averaged 14.5 MMcf per day in the fourth quarter of 1995. The Company has recently received a preliminary offer to purchase the system for a price substantially in excess of its cost and is conducting discussions with a view toward the sale of the system during 1996.

    Northern Louisiana.   The Company owns over 300,000 net mineral
acres, with lease option agreements covering an equivalent position in north Louisiana and also owns overriding royalty interests in approximately 250 producing wells there. The Company also has access to a database of more than 5,000 miles of seismic data, which the Company is currently reviewing to develop exploitation and exploration prospects to drill or to promote to industry partners. The Company has developed over 12 prospect areas targeting the Cotton Valley, Hosston and Sligo formations. The Company has reached an agreement with an independent energy company and the subsidiary of a seismic company establishing a joint venture under which the other companies will shoot a 48 square mile 3-D survey in 1996 targeting several potential Cotton Valley reef structures and other prospective formations within a 1.7 million acre area of mutual interest. Upon completion of the first survey, the companies will have the right to conduct subsequent surveys in the area of mutual interest. The Company will have the right to participate on favorable terms in prospects developed by the venture.

    Gulf of Mexico.   In late 1995, the Company increased its
interest in DelMar Petroleum, Inc., a closely-held company headquartered in Houston, Texas, to approximately 65%. DelMar operates 16 platforms in the Gulf of Mexico, including a major development program covering 11 lease blocks in the Main Pass area, and manages investment programs for institutional partners. During 1995, DelMar and its partners successfully drilled and completed five additional wells in the Main Pass area, increasing gross deliverability to approximately 115 MMcf of gas and 537 barrels of oil or 19,704 BOE per day at year end, as compared with 65 MMcf and no oil or 10,833 BOE per day at year-end 1994. DelMar plans to complete an additional five wells in the Main Pass area during 1996. In April 1995, DelMar increased its interest in the Main Pass area to approximately 4% through a property exchange. In late 1995, the Company acquired the interests of one of DelMar's institutional partners, including an interest of approximately 8% in the Main Pass area, in exchange for one million shares of its common stock. The Company intends to continue to increase its activities in the Gulf of Mexico, either directly or through DelMar, in 1996 through acquisition, development and, to a lesser extent, exploration.


                     International Activities

    The Company's strategy internationally is to develop a portfolio of projects that have the potential to make a major contribution to its production and reserves while limiting its financial exposure and mitigating political risk by seeking industry partners and investors to fund the majority of the required capital. A wholly-owned subsidiary of the Company, SOCO International, Inc. ("SOCO International"), is the holding company for all international operations. The President of SOCO International holds an option, exercisable through April 1998, to purchase 10% of the currently outstanding shares of SOCO International.

    Russian Joint Venture. Permtex is a joint drilling venture formed in 1993 between Permneft, a Russian oil and gas company, and SOCO Perm Russia, Inc. ("SOCO Perm"), a subsidiary of SOCO International. The joint venture was formed to develop proven oil fields located in the Volga-Urals Basin of the Perm Region of Russia, approximately 800 miles east of Moscow. Permtex holds exploration and development rights to over 300,000 acres in the Volga-Urals Basin in a contract area containing four major and four minor fields, as well as other potential prospects. The Company estimates that the four major fields contained proved reserves of approximately 38 million barrels of oil at year end (7.8 million barrels net to the Company), with significant additional reserves expected to be ultimately recovered if waterflood projects are successfully implemented. The joint venture utilizes primarily Russian personnel and equipment and Western technology under joint Russian/American management.

    The major fields were delineated prior to the formation of the joint venture through 45 previously drilled wells. Six of these wells and four newly drilled wells have been placed on production and are currently producing approximately 2,000 barrels per day.
Drilling activity has been slower than anticipated due to difficulties in securing drilling contracts on commercially reasonable terms. An 18-mile pipeline was completed in early 1995 which links the Logovskoye Field to Perm where, through a swap arrangement with LUKoil, the oil enters the export pipeline system. Through the end of 1995, the joint venture had produced approximately 630,000 barrels of oil, with all production (other than oil in transit) being exported and sold on the world market.

    During 1995, the joint venture paid an average of $3.50 per barrel in export tariffs. Tentative governmental approval has been given to lower the export tariff to $1.61 per barrel (based on year-end currency exchange rates) for 1996, although the decree has not been signed to date. Permtex has also applied for exemption from the tariff and has received preliminary indications that an exemption will be granted.

    The slower than expected pace of drilling permitted Permtex's operating cash flow to fund 80% of its capital expenditures.
The remaining capital expenditures and working capital requirements were funded by the final $2.75 million payment of SOCO Perm's initial equity sale. The commitment from the Overseas Private Investment Company, an agency of the United States Government, to provide up to $40 million in financing has been extended to mid-1996. In March 1996, SOCO Perm sold 15% of its shares to two institutional investors for $10 million. Pursuant to the private placement agreement, the purchasers would, under certain circumstances, have the right to require SOCO International to repurchase their shares in mid-1998 based on a formula price. The Company's interest in SOCO Perm became 34.9% upon the closing of this transaction.

    Permtex plans to drill seven wells in 1996. One rig is currently drilling and another is rigging up in the Logovskoye Field. Permtex is also negotiating with other contractors for additional drilling services. Gross production for the year is expected to be in excess of one million barrels of oil.

    Command Petroleum Limited. In 1993, the Company purchased nearly 43% of the outstanding shares of Command Petroleum Limited ("Command") for approximately $18.2 million. Due to shares subsequently issued by Command in a series of transactions, the Company's current interest in Command is 30%. Command is an exploration and production company based in Sydney, Australia and listed on the Australian Stock Exchange. At year-end 1995, Command had a market capitalization of approximately $100 million, working capital of $11 million and no debt. Command currently holds interests in more than 14 exploration permits and production licenses primarily in the Southwestern Pacific Rim including Australia and Papua New Guinea, Tunisia, Yemen and India. Command also holds an 18.75% interest in SOCO Perm, the Company's Russian venture.

    During 1995, Command and its industry partners began the development of the Ravva Field in the Bay of Bengal in India.
Command owns 22.5% of the venture and is operator of the project, which is currently producing approximately 3,000 barrels of oil per day. Completion of the single point mooring system later in 1996 is expected to permit Ravva production to increase to 35,000 barrels per day. During the year, Command participated in two exploratory wells, two re-entries and one appraisal well in the TOTAL-operated East Shabwa contract area in Yemen, in which Command holds a 14.285% interest. TOTAL is finalizing development plans for the area, and initial production is expected by early 1997. Also in 1995, Command drilled an exploration well in the Fejaj permit in Tunisia, participated in two wells in the offshore Zarat permit in Tunisia and elected to convert its 10% ownership in SOCO Tamtsag Mongolia into a 0.5% override in Blocks XIX and XXI and, if granted to SOCO Tamtsag Mongolia, Block XXII.

    Mongolia.  In 1993, SOCO Tamtsag Mongolia, Inc. ("SOCO
Tamtsag"), a subsidiary of SOCO International, entered into a production sharing agreement with Mongol Petroleum Company, the national oil company of Mongolia, covering a block of 11,400 square kilometers (approximately 2.8 million gross acres) in the Tamtsag Basin of northeastern Mongolia. An adjacent block was acquired in late 1994, increasing the Company's acreage to 5.3 million acres, in exchange for a 1.25% overriding royalty interest in both blocks. These concessions are located between the Hailar and Erlian Basins of China. SOCO Tamtsag also has applications for production sharing contracts pending as a co-applicant with the Mongolian government for an additional five million acres on two blocks adjacent to the venture's current blocks. If these concessions are awarded, SOCO Tamtsag's acreage would cover the entire Tamtsag Basin in Mongolia. The Company's interest in the venture was 42% at year-end 1995.

    Although the prospective potential of the previously unexplored Tamtsag Basin has long been recognized, the lack of an outlet for production has prevented exploration there. In early 1995, SOCO Tamtsag entered into an agreement with China National United Oil Corporation ("CNUOC") under which CNUOC agreed to purchase crude oil produced by the venture at a mutually-agreed Mongolian/Chinese border point at world market prices, less $2 per barrel. CNUOC is a joint venture between China National Petroleum Corporation and SINOCHEM, both state-owned entities.

    During 1995, SOCO Tamtsag continued its seismic acquisition program and drilled two exploration wells. To date, the venture has acquired 1,715 kilometers of new seismic data in the Tamtsag basin. An additional 1,000 kilometers of seismic data will be acquired in 1996. The first well, drilled to a depth of 9,840 feet, encountered indications of hydrocarbons, but was abandoned. The second well, the SOTAMO #19-2, reached total depth in October, encountering hydrocarbons over a 55 foot interval with a possible 144 feet of additional pay, and will undergo extensive testing when weather conditions permit the mobilization of proper equipment. Depending on the results of the testing program, which is expected to begin in April, an offset well to the SOTAMO #19-2 well may be drilled this year. Another wildcat well is also planned to begin by mid-year.

    Thailand. In 1995, ownership of the 150,000 acre Block B4/32 concession in the Gulf of Thailand was formally transferred to SOCO Thaitex, Inc. which is owned 95% by SOCO International. The assignor company retained a 25% reversionary interest in the block. The Company is currently seeking partners to join in a wildcat well expected to be drilled later in 1996.

    Vietnam. In late 1994, the Company signed a Memorandum of Understanding with Petrovietnam Exploration and Production regarding a joint exploration and development program on a certain concession offshore Vietnam. Since that time, negotiations regarding a joint venture structure have progressed considerably and have resulted in a formal bid being submitted for the offshore concession. Petrovietnam has indicated that the bids closed on February 28, 1996. The Company expects the bid evaluation and award process to be completed by mid-1996.

Production, Revenue and Price History

    The following table sets forth information regarding net production of crude oil and liquids and natural gas, revenues and expenses attributable to such production and to natural gas transportation, processing and marketing and certain price and cost information for each of the years in the five year period ended
December 31, 1995.


                                                                        December 31,
                                      -----------------------------------------------------------------------------------
                                         1991              1992              1993             1994             1995
                                       --------          --------          --------         --------         --------
                                        (Dollars in thousands, except prices and per barrel equivalent information)
Production
     Oil (MBbl)                           1,487            1,776              3,451            4,366            4,278
     Gas (MMcf)                          18,382           23,090             35,080           43,809           53,227
     MBOE (a)                             4,937            5,989              9,297           11,668           13,149
Revenues
     Oil                              $  30,667        $  33,512          $  53,174        $  64,625        $  72,550
     Gas (b)                             34,677           43,851             71,467           73,233           72,058
                                      ---------         --------          ---------        ---------        ---------
        Subtotal                         65,344           77,363            124,641          137,858          144,608
                                      ---------         --------          ---------        ---------        ---------
     Transportation, processing
       and marketing                     21,459           38,611             94,839          107,247           38,256
     Other                                 (163)           2,996              9,372           17,223           19,296
                                      ----------       ---------          ---------        ---------        ---------
        Total                        $   86,640        $ 118,970          $ 228,852        $ 262,328        $ 202,160
                                      ==========       =========          =========        =========        =========
Operating expenses
     Production                      $   24,882        $  28,057          $  41,401        $  46,267        $  52,486
     Transportation, processing
        and marketing                    14,202           30,469             85,640           94,177           29,374
     Exploration                          2,294            1,515              2,960            6,505            8,033
                                     ----------        ---------         ----------        ---------        ---------
                                     $   41,378        $  60,041          $ 130,001        $ 146,949        $  89,893
                                     ==========        =========          =========        =========        =========
Direct operating margin              $   45,262        $  58,929          $  98,851        $ 115,379        $ 112,267
                                     ==========        =========          =========        =========        =========
Production data
    Average sales price (c)
     Oil (Bbl)                       $   20.62         $   18.87          $   15.41        $   14.80        $   16.96
     Gas (Mcf) (a) (b)                    1.68              1.74               1.94             1.67             1.35
     BOE (a)                             13.24             12.92              13.41            11.82            11.00
    Average production expense/BOE   $    5.04         $    4.68          $    4.45         $   3.97        $    3.99
    Average production margin/BOE    $    8.20         $    8.24          $    8.96         $   7.85        $    7.01
<f/n>
-------------------------

(a)  Gas production is converted to oil equivalents at the rate of 6
     Mcf per barrel. Prior to 1993 certain high priced gas was converted based on price equivalency. Average gas prices exclude this high priced gas production.
(b)  Sales of natural gas liquids are included in gas revenues.
(c) The Company estimates that its composite net wellhead prices at December 31, 1995 were approximately $1.52 per Mcf of gas and $18.08 per barrel of oil.

Drilling Results

    The following table sets forth information with respect to domestic wells drilled during the past three years. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Productive wells are those that produce commercial quantities of hydrocarbons whether or not they produce a reasonable rate of return.

                                 1993               1994               1995
                                 ----               ----              ------
Development wells
 Productive
  Gross                          382.0              466.0              223.0
  Net                            316.0              390.6              133.1
Dry
  Gross                           10.0               12.0                5.0
  Net                              5.5               11.1                3.8

Exploratory wells
 Productive
  Gross                            2.0                 -                   -
  Net                              2.0                 -                   -
Dry
  Gross                            6.0               13.0(a)               -
  Net                              3.3               10.5                  -

<f/n>
(a) Ten (8.75 net) of the dry holes were drilled to test shallow formations in North Louisiana at an approximate cost of $60,000 per well. See "Domestic Operations - Gulf Coast Area."

    On December 31, 1995, the Company had 9 gross (8.2 net) development wells and 1 gross (0.3 net) exploratory well in progress. Between year end and February 29, 1996, the Company spudded 8 wells. At that date, 8 gross (7.5 net) wells, including wells in progress at year end, had been completed, and 10 gross (6.8 net) development wells were in progress.

Customers and Marketing

    The Company's oil and gas production is principally sold to end users, marketers and other purchasers having access to pipeline facilities near its properties. Where there is no access to pipelines, crude oil is trucked to storage facilities. In 1993, 1994 and 1995, Amoco Production Company accounted for approximately 12%, 11% and 10% of revenues, respectively. The marketing of oil and gas by the Company can be affected by a number of factors that are beyond its control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a material adverse effect on its operations.

    The Company's gas marketing effort is currently exclusively focused on the sale of production from its properties. Third party gas marketing was discontinued in 1994. The total volume of gas production marketed from properties operated by the Company is
currently in excess of 150 MMcf per day.   Market conditions in 1995
highlighted the need to create new market outlets for Rocky Mountain gas. The Company is continuing to develop an overall strategy to manage the risk associated with volatile prices in markets for its products. As part of a program to diversify the markets for its gas production, the Company has pursued transactions that effectively transfer the price that it receives for a portion of its Rocky Mountain gas to the Gulf Coast market. See Note 2 to the Consolidated Financial Statements of the Company. As of year-end

1995, 59% of the Company's production is sold under arrangements that are responsive to Rocky Mountain market conditions, and 41% is sold in the Gulf Coast market. In addition, prices for Wattenberg Field gas have recently been significantly higher than broader index-based prices for Rocky Mountain gas, and there are indications that the disparity may continue. The Company is considering alternative marketing and pricing arrangements to take advantage of this potential additional value for its Wattenberg Field production.

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

    As is customary in the oil and gas industry, only a perfunctory investigation as to ownership is conducted at the time undeveloped properties believed to be suitable for drilling are acquired. Prior to the commencement of drilling on a tract, a detailed title examination is conducted and curative work is performed with respect to known significant title defects.

Regulation

    The Company's operations are affected by political developments and federal and state laws and regulations. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. Numerous departments and agencies, federal, state, local and Indian, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases SOCO's cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

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

    Federal Regulation of Natural Gas. Historically, the sale and transportation of natural gas in interstate commerce have been regulated under various federal and state laws including, but not limited to, the Natural Gas Act of 1938, as amended ("NGA") and the Natural Gas Policy Act of 1978 ("NGPA"), both of which are administered by the Federal Energy Regulatory Commission ("FERC"). However, regulation of first sales, including the certificate and abandonment requirements and price regulation, was phased out during the late 1980's and all remaining wellhead price ceilings terminated on January 1, 1993.

    FERC continues to have jurisdiction over transportation and sales other than first sales. Commencing in the mid-1980's, FERC promulgated several orders designed to correct perceived market distortions resulting from the traditional role of major interstate pipeline companies as wholesalers of gas and to make gas markets more competitive by removing transportation and other barriers to market access. These orders have had and will continue to have a significant influence on natural gas markets in the United States and have, among other things, allowed non-pipeline companies including SOCO, to market gas and fostered the development of a large spot market for gas. These orders have gone through various permutations, due in significant part to FERC's response to court review of these orders. Parts of these orders remain subject to judicial review, and SOCO is unable to predict the impact on its natural gas production and marketing operations of judicial review of these orders.

    In April 1992, FERC issued Order 636, a rule designed to restructure the interstate natural gas transportation and marketing system to remove various barriers and practices that have historically limited non-pipeline gas sellers, including producers, from effectively competing with pipelines. The restructuring process required the "unbundling" of pipeline services (e.g., transportation, sales and storage) so that producers, marketers and end users of natural gas contract only for those services which they need and may obtain each service from the most economical source. The 1993-1994 winter heating season was the first period during which FERC Order 636 procedures were operatives. To date, management of SOCO believes the Order 636 procedures have not had any significant effect on SOCO.

    State Regulation of Drilling and Production. State regulatory authorities have established rules and regulations requiring permits for drilling, reclamation and plugging bonds and reports concerning operations, among other matters. Many states also have statutes and regulations governing a number of environmental and conservation matters.

    In Colorado, surface owner groups have been active at both the state and local levels, and there have been a number of city and county governments who have either enacted new regulations or are considering doing so. The incident of such local regulation increased following a decision of the Colorado Supreme Court which held that local governments could not prohibit the conduct of drilling activities which were the subject of permits issued by the Colorado Oil and Gas Conservation Commission ("COGCC"), but that they could limit those activities under their land use authority. Under this decision, local municipalities and counties may take the position that they have the authority to impose restrictions or conditions on the conduct of such operations which could materially increase the cost of such operations or even render them entirely uneconomic. The Company is not able to predict which jurisdictions may adopt such regulations, what form they may take, or the ultimate effects of such enactments on its operations. In general, however, these ordinances are aimed at increasing the involvement of local governments in the permitting of oil and gas operations, requiring additional restrictions or conditions on the conduct of operations, to reduce the impact on the surrounding community and increasing financial assurance requirements. Accordingly, the ordinances have the potential to delay and increase the cost, or in some cases, to prohibit entirely the conduct of drilling operations.

    In response to the concerns of surface owners, during 1993 the COGCC adopted regulations for the Wattenberg area governing notice to and consultation with surface owners prior to the conduct of drilling operations, imposing specific reclamation requirements on operators upon the conclusion of operations and containing bonding requirements for the protection of surface owners and enhanced financial assurance requirements.

    During 1995, the COGCC coordinated four task forces to study and promulgate rules regarding protection of water quality, reclamation, administrative procedures, safety, plugging and abandonment. In 1996, a fifth task force will be selected to address financial security matters. These task forces arose out of a 1994 statute which gave the COGCC authority to consider health, safety and welfare of the public, as well as the promotion of oil and gas development, in its decision making process. Participants in the task forces include representatives of the oil and gas industry, environmental groups, the agricultural industry, local governments and other interested groups. While the oil and gas industry is an active participant in the task forces, it is possible that the recommendations to the COGCC will result in additional restrictions that could increase the cost of oil and gas operations in Colorado.

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

    The Company currently owns or leases numerous properties that have been used for many years for natural gas and crude oil production. Although the Company believes that it and other previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the near or intermediate future, although some matters identified in the environmental assessments are subject to ongoing review. The Company has assumed responsibility for some of the matters identified. Some of the Company's properties, particularly larger units that have been in operation for several decades, may require significant costs for reclamation and restoration when they are divested or when operations eventually cease. Environmental assessments have not been performed on all of the Company's properties. To date, expenditures for environmental control facilities and for remediation have not been significant to the Company. The Company believes, however, that it is reasonably likely that the trend toward stricter standards in environmental legislation and regulations will continue. For instance, efforts have been made in Congress to amend the Resources Conservation and Recovery Act to reclassify oil and gas production wastes as "hazardous waste," the effect of which would be to further regulate the handling and disposal of such waste. If such legislation were to pass, it could have a significant adverse impact on the Company's operating costs, as well as the oil and gas industry in general.

    New initiatives regulating the disposal of oil and gas waste are also pending in certain states, including states in which the Company conducts operations, and these various initiatives could have a similar impact on the Company. The COGCC recently promulgated rules to implement Senate Bill 89-181 which designated the COGCC as an implementing agency for the Colorado Water Quality Control Commission's groundwater standards. The revised rules include production pit/buried vessel testing, spill and release reporting and
facility remediation.   In response to these rules, the Company has
registered some 950 partially buried vessels that will require integrity testing prior to July 1, 1997. The Company will replace or repair vessels as necessary. In addition, the Jicarilla Apache Tribe, recently promulgated regulations prohibiting future use of unlined surface impoundments and outlined closure guidelines for existing unlined impoundments. The Company has submitted a site assessment plan outlining closure activities for some 30 impoundment locations. These closure activities commenced in August 1995 and will continue through December 1998. Management believes that compliance with current applicable laws and regulations will not have a material adverse impact on the Company.

    During 1996, the COGCC has scheduled rulemaking proceedings to consider, among other things, public safety and facility reclamation activities. It is possible that the COGCC will require annual integrity testing of production flowlines, and could require additional wildlife impact studies prior to approving drilling permits. In addition, various landowner, general public, and local governmental notices are being considered. The Company is unable to predict when and if the rules will be adopted and, if adopted, the number of facilities that will be affected or the procedures involved.

    Currently the COGCC is conducting rule making proceedings regarding Colorado Statewide Reclamation Rules. These proposed rules address all aspects of reclamation of land and soil affected by oil and gas operations including well permitting, surface owner notification and consultation, site preparation and interim and final reclamation. In addition, flowline and gathering line construction and annual pressure testing requirements are included. The Company is unable to predict when and if the rules will be adopted and, if adopted the number of facilities that will be affected or the procedures involved.

    States in which the Company operates have also adopted regulations to implement the Federal Clean Air Act. These new regulations are not expected to have a significant impact on the Company or its operation. In the longer term, regulations under the Federal Clean Air Act may increase the number and type of the Company's facilities that require permits, which could increase the Company's cost of operations and restrict its activities in certain areas.

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

Name                       Position

John C. Snyder        Chairman and Director
Thomas J. Edelman     President and Director
Charles A. Brown      Senior Vice President - Rocky Mountain Division
Steven M. Burr        Vice President - Engineering and Planning
Ronald E.Dashner      Vice President - Rockies
Peter C. Forbes       Vice President - Gulf of Mexico
Peter E. Lorenzen     Vice President - General Counsel
H. Richard Pate       Vice President - Major Gas Projects
David M. Posner       Vice President - Gas Management
James H. Shonsey      Vice President - Finance
Edward T. Story       Vice President - International and Director
Rodney L. Waller      Vice President - Special Projects
Richard A. Wollin     Vice President - Southern Division and
                                       Acquisitions

    John C. Snyder (54), a director and Chairman, founded a predecessor of the Company in 1978. From 1973 to 1977, Mr. Snyder was an independent oil operator in Texas and Oklahoma. Previously, he was a director and the Executive Vice President of May Petroleum Inc. where he served from 1971 to 1973. Mr. Snyder was the first president of Canadian-American Resources Fund, Inc., which he founded in 1969. From 1964 to 1966, Mr. Snyder was employed by Humble Oil and Refining Company (currently Exxon Co., USA) as a petroleum engineer. Mr. Snyder received his Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma and his Masters Degree in Business Administration from the Harvard University Graduate School of Business Administration. Mr. Snyder is a director of the Community Enrichment Center, Inc., Fort Worth.

    Thomas J. Edelman (45), a director and President, founded a predecessor of the Company in 1981. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Harvard University Graduate School of Business Administration. Mr. Edelman will serve as Chairman of the Board, President and Chief Executive Officer of Patina Oil and Gas Corporation, a company being formed to consoldate the Company's Wattenberg assets with Gerrity Oil & Gas Corporation, and is a director of Command Petroleum Limited and Chairman of Amerac Energy Corporation, affiliates of the Company. In addition, Mr. Edelman serves as a director of Petroleum Heat & Power Co., Inc., a Connecticut based fuel oil distributor, and its affiliate Star Gas Corporation. Mr. Edelman is also Chairman of Lomak Petroleum, Inc.

    Charles A. Brown (49), Senior Vice President - Rocky Mountain Division, joined the Company in 1987. He was a petroleum engineering consultant from 1986 to 1987. He served as President of CBW Services, Inc., a petroleum engineering consulting firm, from 1979 to 1986 and was employed by Kansas Nebraska Natural Gas Company from 1971 to 1979 and Amerada Hess Corporation from 1969 to 1971. Mr. Brown received his Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines.

    Steven M. Burr (39), Vice President - Engineering and Planning, joined the Company in 1987. From 1982 to 1987, he was a Vice President with the petroleum engineering consulting firm of Netherland, Sewell & Associates, Inc. ("NSAI"). From 1978 to 1982, Mr. Burr was employed by Exxon Company, U.S.A. in the Production Department. Mr. Burr received his Bachelor of Science Degree in Civil Engineering from Tulane University.

    Ronald E. Dashner (43), Vice President - Rockies, has served in that position since late 1995. Prior to that he was Operations Manager of the Company's DJ Basin/Greater Green River Unit since joining the Company in 1994. From 1991 to 1994, Mr. Dashner was Onshore Gulf Coast Operations Manager for Enron Oil & Gas Company. From 1980 through 1990, Mr. Dashner held various positions with TXO Production Corp., including Drilling & Production Manager - Rocky Mountain District and Assistant District Manager - East Texas District. From 1978 to 1980, he was employed by Davis Oil Company in Engineering and Operations. From 1975 to 1978, he was employed by Chevron in the Drilling, Production and Construction Department. Mr. Dashner received his Bachelor of Science Degree in Civil Engineering from Colorado State University.

    Peter C. Forbes (50), Vice President - Gulf of Mexico, who was appointed to that position in 1996, has been Executive Vice President of DelMar Petroleum, Inc., the Company's Gulf Coast subsidiary, since July 1995. From 1994 to 1995, he was President and Chief Executive Officer of SD Resources, Inc., the general partner of Sand Dollar Resources L.P., a partnership with Enron Gas Services Corp., a subsidiary of Enron Corp. From 1992 to 1993, Mr. Forbes was Vice President in charge of the oil and gas property acquisition unit of Enron Gas Services Corp. From 1988 to 1992, he was President and a director of American Exploration Company. Prior thereto, Mr. Forbes was Vice President, Finance of Browning-Ferris Industries, Inc. during 1988 and Senior Vice President and Chief Financial Officer of Zapata Corporation from 1985 to 1987. He served in several positions, including Vice President and Treasurer, at Texas Eastern Transmission Corporation from 1975 to 1985. Mr. Forbes received his Bachelor of Arts Degree from Edinburgh University.

    Peter E. Lorenzen (46), Vice President - General Counsel and Secretary, joined the Company in 1991. From 1983 through 1991, he was a shareholder in the Dallas law firm of Johnson & Gibbs, P.C. Prior to that, Mr. Lorenzen was an associate with Cravath, Swaine & Moore. Mr. Lorenzen received his law degree from New York University School of Law and his Bachelor of Arts Degree from The Johns Hopkins University.

    H. Richard Pate (42), Vice President - Major Gas Projects, joined the Company in 1988. From 1981 to 1988, Mr. Pate held various positions with Mitchell Energy Corporation, including Region Engineer and Production Manager. He was employed by Champlin Petroleum Company from 1979 to 1981 and Atlantic Richfield Corporation from 1975 to 1979. Mr. Pate received his Bachelor of Science Degree in Chemical Engineering from the University of Wyoming.

    David M. Posner (42), Vice President - Gas Management Group, joined the Company in 1991. From 1980 to 1991 he held various positions with Ladd Petroleum Corporation (a subsidiary of the General Electric Company) including Vice President of Gas Gathering, Processing and Marketing. Mr. Posner received his Bachelor of Arts from Brown University and his Master of Science in Mineral Economics from the Colorado School of Mines.

    James H. Shonsey (44), Vice President - Finance, joined the Company in 1991. From 1987 to 1991, Mr. Shonsey served in various capacities including Director of Operations Accounting for Apache Corporation. From 1976 to 1987 he held various positions with Deloitte & Touche, Quantum Resources Corporation, Flare Energy Corporation and Mizel Petro Resources, Inc. Mr. Shonsey received his Bachelor of Science Degree in Accounting from Regis University and his Master of Science Degree in Accounting from the University of Denver.

    Edward T. Story (52), a director and Vice President - International of the Company and President of SOCO International, Inc., joined the Company in 1991. Mr. Story became a director of the Company in February 1996. From 1990 to 1991, Mr. Story was Chairman of the Board of a jointly-owned Thai/US company, Thaitex Petroleum Company. Mr. Story was co-founder, Vice Chairman of the Board and Chief Financial Officer of Conquest Exploration Company from 1981 to 1990. He served as Vice President Finance and Chief Financial Officer of Superior Oil Company from 1979 to 1981. Mr. Story held the positions of Exploration and Production Controller and Refining Controller with Exxon U.S.A. from 1975 to 1979. He held various positions in Esso Standard's international companies from 1966 to 1975. Mr. Story received a Bachelor of Science Degree in Accounting from Trinity University, San Antonio, Texas and a Masters of Business Administration from The University of Texas in Austin, Texas. Mr. Story is a director of Command Petroleum Limited, an affiliate of the
Company.   In addition, Mr. Story serves as a director of First
BanksAmerica, Inc., a bank holding company, Hi/Lo Automotive, Inc., a distributor of automobile parts, Hallwood Realty Corporation, the general partner of Hallwood Realty Partners, L.P., an American Stock Exchange-listed real estate limited partnership, New Concept Technologies International Limited, an Alberta-listed real estate and energy company, and Territorial Resources, Inc., a publicly traded oil and gas company.

    Rodney L. Waller (46), Vice President - Special Projects, joined the Company in 1977. Previously, Mr. Waller was employed by Arthur Andersen & Co. Mr. Waller received his Bachelor of Arts Degree from Harding University.

    Richard A. Wollin (43), Vice President - Southern Division and Acquisitions, joined the Company in 1990. From 1983 to 1989, Mr. Wollin served in various management capacities including Executive Vice President of Quinoco Petroleum, Inc. with primary responsibility for acquisition, divestiture and corporate finance activities. From 1976 to 1983, he was employed in various capacities for The St. Paul Companies, Inc., including Senior Vice President of St. Paul Oil & Gas Corp. Mr. Wollin received his Bachelor of Science Degree from St. Olaf College and his law degree from the University of Minnesota Law School. Mr. Wollin is a member of the Minnesota Bar Association.

ITEM 2.  PROPERTIES

General

    The Company's reserves are concentrated in several major producing areas. These include the Wattenberg Field of Colorado, Washakie and Green River Basins in southern Wyoming, the Hamilton Dome, Riverton Dome, Big Horn and Wind River Basins in northern Wyoming, the Piceance and Uinta Basins in western Colorado and Utah and the Gulf Coast area.

     At December 31, 1995, the Company had interests in 4,294 gross (2,105 net) producing oil and gas wells located in 11 states and in the Gulf of Mexico. As of December 31, 1995, estimated proved reserves totalled 90.2 million BOE, including 24.2 million barrels of oil and 395.7 Bcf of gas.

Proved Reserves

    The following table sets forth estimated year-end proved reserves for each of the years in the three year period ended
December 31, 1995. On a pro forma basis giving effect to the proposed Patina transaction, proved reserves at December 31, 1995 would increase to 41.1 million barrels of oil and 604.3 Bcf of gas or
141.9 million  BOE.

                                                              December 31,
                                            ----------------------------------------------
                                               1993               1994             1995
                                            ----------         ----------       ----------
Crude oil and liquids (MBbl)
 Developed                                   18,032              26,104           21,637
 Undeveloped                                 13,898               8,873            2,610
                                            -------             -------          -------
     Total                                   31,930              34,977           24,247
                                            =======             =======          =======

Natural gas (MMcf)
 Developed                                  268,349             353,930          330,524
 Undeveloped                                161,740             157,321           65,194
                                            -------             -------          -------
     Total                                  430,089             511,251          395,718
                                            =======             =======          =======
Total MBOE                                  103,612             120,186           90,200
                                            =======             =======          =======

    The following table sets forth pretax future net revenues from the production of proved reserves and the Pretax PW10% Value of such revenues. The pretax present value at 10% of the Company's reserves at December 31, 1995 on a pro forma basis giving effect to the proposed Patina transaction would increase to $606 million.

    (In thousands)                                           December 31, 1995
                                         ---------------------------------------------------------------
                                         Developed               Undeveloped(a)                   Total
                                         ---------               --------------                 --------
1996                                     $ 89,280                  $ (8,743)                    $ 80,537
1997                                       71,033                    (2,843)                      68,190
1998                                       58,188                     8,971                       67,159
Remainder                                 329,938                    59,064                      389,002
                                         --------                  --------                     --------
Total                                    $548,439                  $ 56,449                     $604,888
                                         ========                  ========                     ========

Pretax PW10% Value (b)                   $349,563                  $ 23,248                     $372,811
                                         ========                  ========                     ========
<f/n>

(a) Net of estimated capital costs, including estimated costs of $16.8 million during 1996.
(b) The after tax PW10% value of proved reserves totalled $331.1 million at year-end 1995.

    The quantities and values shown in the preceding tables are based on prices in effect at December 31, 1995, averaging $18.08 per Bbl of oil and $1.52 per Mcf of gas. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline in prices of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

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

    Netherland, Sewell & Associates, Inc. ("NSAI") and Ryder Scott Company Petroleum Engineers ("Ryder Scott"), independent petroleum consultants, prepared estimates of the Company's proved reserves which collectively represent more than 80% of Pretax PW10% Value as of December 31, 1995. Approximately 73% was estimated independently by NSAI and 8% by Ryder Scott. No estimates of the Company's reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

Producing Wells

    The following table sets forth certain information at December 31, 1995 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 517 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.

                                                                       Average
    Principle                      Gross             Net               Working
  Product Stream                   Wells            Wells              Interest
-----------------                 -------          -------             --------
Crude oil and liquids              2,571            1,413                55%
Natural gas                        1,206              692                57%
                                   -----            -----
    Total                          3,777            2,105                56%
                                   =====            =====

Acreage

    The following table sets forth certain information at December 31, 1995 relating to acreage held by the Company. Undeveloped acreage is acreage held under lease, permit, contract, or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling.


                                          Gross                      Net
                                        ----------               -----------
Domestic
    Developed (a)                          300,000                   225,000
    Undeveloped                          1,318,000                 1,081,000
                                         ---------                 ---------
              Total                      1,618,000                 1,306,000
                                         =========                 =========
International (b)
    Undeveloped
      Russia                               306,000                    63,000
      Mongolia                           5,300,000                 2,226,000
      Thailand                             150,000                   150,000
                                         ---------                 ---------
               Total                     5,756,000                 2,439,000
                                         =========                 =========
<f/n>

(a)  Developed acreage is acreage assigned to producing wells.
(b) International acreage excludes 9.7 million gross (2.4 million net) acres held by Command, primarily in Australia, Papua New
     Guinea,Tunisia, Yemen and India.

Significant Properties

    Emphasis has been placed on establishing hubs in certain producing areas. Interests in six producing areas accounted for approximately 84% of Pretax PW10% Value at December 31, 1995. This concentration of assets permits economic efficiencies in the management of assets and permits identification of complementary acquisition candidates. Summary information regarding reserve concentrations of the six most significant properties are set forth below. More detailed information is set forth under "Business - Domestic Operations."


                                                               Proved Reserve Quantities
                                                 -------------------------------------------------       Pretax PW 10% Value
                           Producing              Crude Oil            Natural             Oil         ----------------------
                             Wells                & Liquids              Gas            Equivalent      Amount       Percent
                           ----------             ----------          ----------        -----------     --------     --------
                                                   (MBbl)               (MMcf)            (MBOE)         (000)
Wattenberg (CO)              1,635                  7,421              138,857            30,564        $146,855       39.4%
Northern  Wyoming(WY)        1,206                 11,072               24,788            15,204          57,176       15.3
Washakie(WY)                   173                  1,067              105,067            18,578          45,417       12.2
Gulf of Mexico                  44                    748               16,309             3,466          28,982        7.8
Giddings Field (TX)            110                    845               16,366             3,573          21,945        5.9
Piceance (CO)                   51                    145               42,557             7,238          14,509        3.9
                             -----                 ------              -------            ------        --------      ------
          Subtotal           3,219                 21,298              343,944            78,623         314,884       84.5
Other                          558                  2,949               51,774            11,577          57,927       15.5
                             -----                 ------              -------            ------        --------      ------
           Total             3,777                 24,247              395,718            90,200        $372,811      100.0%
                             =====                 ======              =======            ======        ========      ======

ITEM 3. LEGAL PROCEEDINGS

    In August 1994, five landowners in Weld County, Colorado sued Union Pacific Resources Company ("UPRC"), the Company and other defendants in Weld County District Court, State of Colorado, challenging UPRC's reservation of minerals in deeds occurring in the first decade of this century. In September 1994, the case was removed to the U. S. District Court of the District of Colorado. The defendants have filed a motion for summary judgment asking the District Court to rule as a matter of law that UPRC owns the oil and gas that are part of the severed mineral estate. Similar claims were made under identical reservations by Utah and Wyoming surface owners in cases litigated in the federal courts of those states between 1979 and 1987. In those cases, the Federal courts held as a matter of law that, under the laws of Utah and Wyoming, these mineral reservations unambiguously severed the mineral estate from the surface estate and reserved to Union Pacific Railroad Company and its successors all subsurface substances, including oil and gas. These holdings were affirmed by the United States Court of Appeals for the Tenth Circuit. While the Company believes that the rule of law applied by the federal courts in Utah and Wyoming should also be applied under Colorado law, there are Colorado court decisions that could provide a basis for an alternative interpretation. The present value of the disputed reserves on the Company's properties leased from UPRC subject to the lawsuit is estimated to be approximately $500,000 as of year-end 1995. The Company holds approximately 13,000 net acres of other lands in the Wattenberg Field that are subject to substantially the same mineral reservations at issue in the present suit. An adverse interpretation of the reservations at issue is likely to implicate UPRC's, and thus the Company's, title in these other lands as well.

    In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs incurred by the Company prior to calculating royalty payments in breach of the relevant lease provisions, and that the Company fraudulently concealed that fact from plaintiffs. The plaintiffs have recently amended the complaint to allege that the Company has also underpaid royalties on oil production. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that its calculations of royalties are and have been proper under the relevant lease provisions, and intends to defend this and any similar suits vigorously.

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

    No matters were submitted for a vote of security holders during the fourth quarter of 1995.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SECURITY HOLDER MATTERS

    The Company's stock is listed on the New York Stock Exchange and trade under the symbol "SNY". The following table sets forth, for 1994 and 1995, the high and low sales prices for the Company's securities for New York Stock Exchange composite transactions, as reported by The Wall Street Journal.

                                          1994                                1995
                          -----------------------------------    ------------------------------
                                High                 Low              High             Low
                          ---------------      -------------     -------------     -----------
First Quarter                $21-3/8              $17-1/2           $15-1/4           $13-1/2
Second Quarter                20-1/2               17-1/2            15-3/8            11-7/8
Third Quarter                 19-3/4               17-1/8            14                10-3/4
Fourth Quarter                17-7/8               13-5/8            12-3/4            10


   On March 20, 1996, the closing price of the common stock was $7-7/8. Dividends were paid at the rate of $.06 per share in the first and second quarters of 1994. In the third quarter of 1994, the quarterly dividend was increased to $.065 per share. For federal income tax purposes, 61% of common dividends paid during 1994 and 100% of common dividends paid during 1995 were a non-taxable return of capital. The Company currently estimates that all or a significant portion of common dividends paid during 1996 will constitute a return of capital. Shares of common stock receive dividends as, if and when declared by the Board of Directors. The amount of future dividends will depend on debt service requirements, dividend requirements on preferred stock, capital expenditures and other factors. On December 31, 1995, there were approximately 2,900 holders of record of the common stock and 31.4 million shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected financial and operating information for each of the five years ended December 31, 1995.
Share and per share amounts refer to common shares.   The following
information should be read in conjunction with the financial statements presented elsewhere herein.

(In thousands, except per share data)                                 As of or for the Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                       1991            1992           1993           1994            1995
                                                    ----------      ----------     ----------    -----------      ----------
Income Statement
  Revenues                                          $  86,640       $118,970       $228,852       $262,328          $202,160
  Income (loss) before extraordinary
    items                                               3,663         14,597         22,538         12,372           (39,831)
  Per share                                               .14            .43            .58            .07             (1.53)
  Net income (loss)                                     3,663         14,597         19,545         12,372           (39,831)
  Per share                                               .14            .43            .45            .07             (1.53)
  Dividends per share                                     .20            .25(a)         .22            .25               .26
Average shares outstanding                             22,839         22,722         23,096         23,704            30,186

Cash Flow
  Net cash provided by operations                   $  37,738      $  48,339      $  68,728      $  86,461         $  68,720
  Net cash realized (used) by investing               (41,120)       (73,645)      (207,933)      (245,332)           32,993
  Net cash realized (used) by financing                11,268         21,079        129,633        169,691           (96,183)

Balance Sheet
 Working capital                                    $  17,259       $  7,619       $    491       $    708         $   5,842
 Oil and gas properties, net                          160,979        241,804        316,406        472,239           435,217
 Total assets                                         238,992        331,638        453,301        673,259           555,493
 Senior debt                                           17,108         96,568(b)     114,952        234,857           150,001
 Subordinated notes, net                               25,000         18,750             -          83,650            84,058
 Stockholders' equity                                 165,210        168,866        274,734        274,086           235,368

<f/n>

(a) Due to revised timing, five payments were made at a quarterly rate of $.05 in 1992.
(b) Includes $49.8 million paid in February 1993 for properties acquired in December 1992.


    The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.


(In thousands, except per share data)                                                         1994
                                                               ---------------------------------------------------------------
                                                                  First             Second           Third             Fourth
                                                                --------           ---------        --------          --------
Revenues                                                        $ 63,456           $ 64,578         $ 71,051         $ 63,243
Depletion, depreciation and amortization and
   property impairments                                           19,391             18,164           18,742           20,256
Gross profit                                                       8,855              9,365            9,886           10,720
Net income (loss)                                                  4,578              3,663            2,261            1,870
          Per share                                                  .08                .04             (.02)            (.03)


                                                                                               1995
                                                                 -------------------------------------------------------------
                                                                    First           Second            Third           Fourth
                                                                   ------          ---------         --------        --------
Revenues                                                         $ 53,017          $ 57,142          $ 50,839        $ 41,162
Depletion, depreciation and amortization and
   property impairments                                            19,986            20,675            22,540          40,589(a)
Gross profit (deficit)                                              8,901            12,564             1,672         (14,660)
Net income (loss)                                                  (5,981)              525            (9,606)        (24,769)
          Per share                                                  (.25)             (.03)             (.37)           (.88)
<f/n>
(a)   Includes $24.1 million  of property impairments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Comparison of 1995 results to 1994. Total revenues for 1995 were $202.2 million, a $60.2 million decline from 1994. The revenue decrease included $56 million as a result of the suspension of low margin third party gas marketing activities late in 1994 and a $13 million decrease due to the sale of the Wattenberg gas facilities in 1995. Oil and gas sales rose 5% to $144.6 million as a result of a 13% growth in production of barrels of oil equivalent ("BOE"). The production increase was partially offset by a 7% decrease in the average price received per BOE. Natural gas prices dropped 19% in 1995 to an average of $1.35 per Mcf, the lowest average price received in the Company's history. Oil prices improved 15% to average $16.96 per barrel.

     The net loss for 1995 was $39.8 million, compared to net income in 1994 of $12.4 million. The 1995 loss was primarily due to $27.4 million in non-cash property impairment charges and almost $11 million in losses as a result of a litigation settlement, losses on marketable securities, as well as severance and restructuring costs. The property impairment charges resulted from the fourth quarter adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded aggregate undiscounted future cash flows. SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then a loss is recognized sufficient to bring net capitalized costs down to discounted expected future cash flows. The decline in net income also resulted from falling natural gas prices and sharply increased financing costs incurred prior to the reduction in outstanding debt accomplished during the latter half of 1995.

     Revenues from production operations less direct operating expenses in 1995 were $92.1 million, slightly above the 1994 level. Average daily production during 1995 was 36,024 BOE, up
13% from 1994 levels, although the average product price received decreased by 7% to $11.00 per BOE. The production increase resulted primarily from newly drilled wells placed on production in late 1994 and early 1995. In 1995, the Company placed 223 wells on sales, including 88 in the DJ Basin of Colorado, 24 in the Austin Chalk area of Texas, 16 in the Green River Basin of Wyoming and six in the Piceance basin of western Colorado. Late in 1995, the Company sold its minor interest in a south Texas field where 70 non-operated wells had been completed earlier in the year. In the DJ Basin, the Company completed 360 wells in 1994, but reduced its drilling in 1995 in response to the dramatic decrease in natural gas prices in the region. The Company expects to maintain a reduced development schedule in 1996 which, together with the effects of property sales during 1995, is likely to result in a decline in production during 1996. Total operating expenses for 1995 increased by 13%, in line with the production growth. Operating costs per BOE were $3.99, essentially even with those of the prior year.

     Revenues from gas processing, transportation, and marketing, less direct expenses, for 1995 were $8.9 million, compared to $13.1 million in 1994. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg processing facilities. The Company realized almost $80 million in sales proceeds on the facilities and recorded $8.7 million in gains. In conjunction with the sales, the Company entered into a gathering and processing agreement, which, at current gas prices, is not expected to have a material effect on the wellhead net prices. Gas transportation and gathering margins from facilities retained by the Company climbed 47% during 1995 to $3.4 million, associated with rising production and system expansions in southern Wyoming and western Colorado. Gas marketing net revenues declined $797,000 between years, due primarily to the suspension of third party marketing activities.

     Gains on sales of properties were $12.3 million in 1995, compared to $2.0 million in 1994. The $8.7 million gain from the DJ Basin facility sales accounted for the bulk of the increase. The remaining gains resulted from the ongoing program to dispose of non-strategic assets.

     Other income in 1995 was $7.0 million, which was reduced from $15.3 million in 1994, as the prior year included $6.6 million in gains on the sale of a partial interest in the Permtex venture and the sale of equity securities by the Company's Australian affiliate. The remaining decrease was primarily due to losses on the sale of marketable securities in 1995. The Company realized $13.1 million in proceeds from the securities sales, during the year.

     Exploration expenses for 1995 totalled $8.0 million, up $1.5 million from 1994. The increase resulted primarily from the writeoff of $4.1 million of acreage costs.

     General and administrative expenses, net of reimbursements, were $17.7 million as compared to $12.9 million in 1994. The increase consisted of $2.3 million associated with newer development projects, $1.5 million in severance and restructuring costs primarily relating to the Wattenberg area and $1.0 million relating to the expanding offshore operations.

     Interest and other expense was $27.0 million in 1995, up from $12.5 million in 1994. The majority of the increase was due to higher outstanding debt levels at higher average interest rates, and to a lesser extent, the writedown of certain notes receivable to their realizable value. Senior debt was significantly reduced during the last half of the year with the proceeds from the sale of the Wattenberg facilities and miscellaneous oil and gas properties.

     Depletion, depreciation and amortization expense increased 8% during 1995. The increase resulted from the 13% growth in oil and gas production, offset somewhat by a reduction in the average depletion, depreciation and amortization rate per BOE to $5.00 in 1995 from $5.37 in 1994. The average depletion rate is expected to increase to approximately $5.70 per BOE in 1996 based on the recent decrease in reserves.

     The effective income tax rate for 1995 was a benefit of three percent. This benefit was limited to the extent of the net deferred tax liability at December 31, 1994 of $591,000 and the realization of a $779,000 deferred tax asset that was previously recorded to stockholders' equity as required by SFAS No. 115.

     Comparison of 1994 results to 1993. Total revenues in 1994 rose 15% to $262.3 million, primarily as a result of a 26% growth in oil and gas production and greater gas processing and transportation throughput. The revenue rise was limited by a 12% decline in the average price per BOE. Net income for 1994 was $12.4 million, compared to $19.5 million in 1993. In addition to the price decline, the decrease resulted from increased expenses for exploration, interest and depletion. Net income per common share was $.07 in 1994, compared to $.45 in 1993, as higher preferred dividends compounded the effect of declining earnings. With the conversion of the 8% preferred stock at year end 1994, preferred dividends decreased in 1995.

     Revenues from production, less direct operating expenses, in 1994 increased 10% to $91.6 million, due to the rise in oil and gas production. The average price received for oil decreased 4% in 1994 to $14.80 per barrel while gas prices dropped 14% to $1.67 per Mcf. Total operating expenses increased 12% during 1994. However, operating costs per BOE decreased to $3.97 from $4.45 in 1993, primarily due to expense reductions in Wattenberg, where operating costs averaged $2.80 per BOE. In 1994, the Company drilled and completed 466 wells. Of the wells placed on production, 360 were in the DJ Basin of eastern Colorado, 34 in the Green River Basin of southern Wyoming, 23 in the Giddings Field of southeast Texas and 20 in the Piceance Basin of western Colorado. In the DJ Basin, an additional 90 wells were recompleted to enhance production. The

Company completed $44.7 million in producing property acquisitions, the majority of which were for incremental interests in wells in or around current hubs.

     Revenues from gas processing, transportation and marketing activities less direct expenses increased 42% to $13.1 million in 1994 from $9.2 million in 1993. The increase was primarily attributable to a 45% ($3.7 million) rise in processing and transportation margins as a result of the DJ Basin facilities expansion and increased throughput in the Green River Basin as a result of development drilling in the area. The gas marketing gross margin increased 16% to $1.1 million in 1994. However, late in 1994 margins narrowed due to the decrease in price differentials available with the precipitous decline in spot market gas prices. The Company suspended third party marketing at year end 1994 until the markets recover.

     Other income for 1994 was $15.3 million, up $4.8 million from 1993. The increase resulted from a $3.5 million gain from the sale of a portion of the Permtex joint venture and a $3.1 million gain from the sale of equity securities by the Company's Australian affiliate. After these transactions, the Company's interests in Command and Permtex were reduced to 29% and 21%, respectively.

     General and administrative expenses, net of reimbursements, were 4.9% of revenues in 1994, compared to 4.5% of revenues in 1993. Interest and other expense was $12.5 million in 1994 compared to $7.3 million in 1993. The increase was the result of a rise in outstanding debt levels due to capital project expenditures, as well as increasing interest rates.

     Depletion, depreciation and amortization expense for 1994 increased 30% from the prior year. The increase was directly related to the 26% rise in oil and gas production.

     The Company adopted SFAS No. 109, "Accounting for
Income Taxes", effective January 1, 1992. In 1993, the income tax provision was reduced from the statutory rate of 35% to zero due to the elimination of deferred taxes upon realization of tax basis in excess of financial basis. In 1994, the income tax provision was reduced from the statutory rate by $3.8 million from the realization of the remaining excess tax basis.

Development, Acquisition and Exploration

     During 1995, the Company incurred $99.7 million in capital expenditures, including $62.6 million for oil and gas development
(of which more than $21 million carryover costs for development activities initiated in 1994 and recorded in the financial statements in early 1995), $21.1 million for acquisitions, $5.5 million for gas facility expansion, $8.2 million for exploration and $2.3 million for field and office equipment.

     Of the total development expenditures, $12.1 million was concentrated in the DJ Basin of Colorado. A total of 88 wells were placed on production there in 1995 with no dry holes drilled and one well in progress at year end. As a result of continued declines in gas prices in 1995, the Company significantly reduced its DJ Basin drilling plans. The Company expended $13.0 million on development in the Green River Basin of southern Wyoming, with 16 wells placed on sales and four in progress at year end. In the horizontal drilling program in the Giddings Field of southeast Texas, 24 wells were placed on sales, with two in progress at year end. The Uinta Basin development program in northeast Utah had 11 wells placed on sales and three wells abandoned with none in progress at year end. In the Piceance Basin of western Colorado, six wells were placed on sales, with two in progress at year end. In the Sonora field of south
Texas, 70 non-operated wells (4.3 wells net) were placed on sales; however, the Company's interest in the field was sold late in the year.

     The Company expended $21.1 million for domestic acquisitions, of which $13.7 million was for producing properties and $7.4 million was for acreage purchases in or around the Company's operating hubs. Of the producing property acquisitions, $11.0 million was for offshore property interests in the Gulf of Mexico which were acquired through the issuance of Company stock.

     The Company's gas gathering and processing operations incurred $5.5 million of capital expenditures in 1995. The work was concentrated primarily in Wattenberg, the Piceance Basin, the Washakie Basin and the Giddings Field. In June 1995, the
Company sold its recently constructed gas processing plant in the west end of Wattenberg along with certain related assets for a sales price of $18.5 million. A net gain of $715,000 was recognized on the transaction. In September 1995, the Company sold substantially all of its remaining Wattenberg gas facilities for $60.9 million, recognizing a net gain of $8.0 million.

     Exploration costs in 1995 were $8.2 million, primarily for geological and other studies on the newly acquired domestic undeveloped acreage and the writeoff of certain acreage costs. In Russia, production in 1995 averaged 1,500 barrels per day, with a peak rate of 2,500 barrels per day. Total production should exceed
1.0 million barrels in 1996, based on planned drilling activity. An 18 mile pipeline to connect the Logovskoye (southernmost) field to the Perm refining center has been completed. An additional pipeline of almost twice that length, which is required to connect the two northern fields, should be constructed by 1998. In Tunisia, an agreement was reached in 1995 to sell the project to Command for stock producing a gain of $1.4 million. The Company will receive additional proceeds if commercial reserves are assigned to the initial well drilled by Command. In Mongolia, the Company's interest was reduced to 42% as the venture sold a portion of its equity in 1995 for a combination of cash and property rights with a gain to the Company of $456,000. As part of the sale, one partner committed to drill two test wells in Mongolia. One well was drilled in 1995 but proved noncommercial. The second well was spudded in the third quarter, but testing was suspended until Spring 1996 due to the winter.

Financial Condition and Capital Resources

     At December 31, 1995, the Company had assets of $555.5 million. Total capitalization was $469.4 million, of which 50% was represented by stockholder's equity, 32% by senior debt and 18% by subordinated debt. During 1995, net cash provided by operations was $68.7 million, a decrease of 21% from 1994. As of December 31, 1995, commitments for capital expenditures totalled $4.1 million. The Company anticipates that 1996 expenditures for development drilling will approximate $55 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. Should the proposed Patina transaction be consummated, the Company expects the transaction to result in increased consolidated net cash provided by operations, although cash generated by Patina will be retained by Patina and will not be available to fund the Company's other operations or to pay dividends to its stockholders.

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 1998. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at December 31, 1995 was $225 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus
 .75% with the remainder at prime. The Company also has the option to select CD plus .75%. The margin on LIBOR or CD loans increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of December 31, 1995. Should the proposed Patina transaction be consummated, the Company anticipates various changes to the facility, the most significant being the reduction of the borrowing base by approximately $100 million.

     In 1994, the Company executed an agreement with Union Pacific Resources Corporation ("UPRC") whereby the Company gained the right to drill wells on UPRC's previously uncommitted acreage in the Wattenberg area. UPRC retained a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. On February 8, 1995, the exercise prices were reset to $21.60 per share and their expiration extended one year. One million of the warrants expire in February 1998 and the other million expire in February 1999. In early 1995, the Company paid UPRC $400,000 for an extension of the time period to drill the commitment wells and released a portion of the outlying acreage committed to the venture. During 1995, the Company drilled less than the required number of wells on the UPRC acreage. UPRC has asserted that the Company's right to earn additional acreage under the agreement terminated on December 31, 1995 and that the Company is required to pay approximately $4.1 million in penalties to UPRC. Arbitration proceedings on the matter have been initiated. The Company established a reserve for these penalties in 1995.

     In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $8.8 million were received through 1994. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million, of which $2.0 million was received in January 1995 and $2.0 million in August 1995. As a result, this transaction is anticipated to increase cash flow and net income through early 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified
Section 29 properties in this arrangement. The Company recognized $3.0 million and $2.5 million, respectively, of this revenue during 1994 and 1995.

     The Company is currently negotiating an agreement to replace the existing partnership to monetize Section 29 tax credits. The new agreement will provide for the Company to receive proceeds for the sale of an interest in certain oil and gas properties as well as future Section 29 tax credits. The sale will enable the purchaser to earn tax credits associated with future natural gas production from the properties. The Company will retain a variable production payment from the properties.

     The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During 1994, the Company received $2.8 million in proceeds from sales of oil and gas properties. In 1995, the Company received almost $80 million in proceeds from the sale of its Wattenberg gas processing facilities and $30 million from the sale of oil and gas properties. The proceeds were applied to reduce the Company's outstanding senior debt.

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

Inflation and Changes in Prices

      While certain of its costs are affected by the general level of inflation, factors unique to the petroleum industry tend to determine the Company's cost levels. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is particularly difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

      The following table indicates average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1994 and 1995. Average gas prices prior to 1994 exclude Mississippi gas production sold under a high price contract. In 1993, the Company renegotiated the gas contract and received a substantial payment. Average gas prices for 1995 were increased by $.06 per Mcf through hedging. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.


                                                          Average Prices
                                               -----------------------------------
                                               Crude Oil                  Per
                                                  and         Natural   Equivalent
                                                Liquids         Gas      Barrel
                                               ---------     ---------  ----------
                                               (Per Bbl)     (Per Mcf)
                          Annual
                          ------
                           1991                $  20.62       $  1.68    $  14.36
                           1992                   18.87          1.74       13.76
                           1993                   15.41          1.94       13.41
                           1994                   14.80          1.67       11.82
                           1995                   16.96          1.35       11.00

                         Quarterly
                         ---------

                           1994
                           First               $  12.02       $  1.98    $  11.93
                          Second                  15.55          1.65       12.20
                           Third                  16.21          1.53       11.83
                          Fourth                  15.30          1.56       11.39

                           1995
                           First               $  16.40       $  1.31    $  10.66
                          Second                  17.52          1.29       10.95
                           Third                  17.05          1.30       10.81
                          Fourth                  16.84          1.55       11.69

      In December 1995, the Company received an average of $17.30 per barrel and $1.62 per Mcf for its production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Reference is made to the Index to Financial Statements on page 32 for the Company's financial statements and notes thereto. Quarterly financial data for the Company is presented on page 24 of this Form 10-K. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

     The following financial statements of Gerrity Oil & Gas
Corporation are hereby incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil
& Gas Corporation (Registration No. 333-572):

     (i)     Report of Independent Public Accountants

     (ii)    Report of Independent Accountants

     (iii)   Consolidated Balance Sheets as of December 31, 1994 and
             1995

     (iv)    Consolidated Statements of Operations for the Years
             Ended December 31, 1993, 1994 and 1995

     (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1994 and 1995

     (vi) Consolidated Statements of Cash Flows the Years Ended December 31, 1993, 1994 and 1995.

     (vii)   Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

             None.

                         INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----


Report of Independent Public Accountants. . . . . . . . . . . . . .33

Consolidated Balance Sheets as of December 31, 1994 and 1995. . . .34

Consolidated Statements of Operations for the years ended
     December 31, 1993, 1994 and 1995 . . . . . . . . . . . . . . .35

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1993, 1994 and 1995 . . . . .36

Consolidated Statements of Cash Flows
     for the years ended December 31, 1993, 1994 and 1995 . . . . .37

Notes to Consolidated Financial Statements. . . . . . . . . . . . .38

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Snyder Oil Corporation:

    We have audited the accompanying consolidated balance sheets of Snyder Oil Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snyder Oil Corporation and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Note 2 to the financial statements, in 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of".








                                             ARTHUR ANDERSEN LLP

Fort Worth, Texas,
February 20, 1996
                                         33



                                     SNYDER OIL CORPORATION

                          CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                          (In thousands)
                                                                                        December 31,
                                                                                 -------------------------
                                                                                    1994           1995
                                                                                 ----------   ------------
                                               ASSETS
Current assets
    Cash and equivalents                                                         $  21,733      $ 27,263
    Accounts receivable                                                             37,055        29,259
    Inventory and other                                                             13,651        11,769
                                                                                 ----------    ----------
                                                                                    72,439        68,291
                                                                                 ----------    ----------

Investments (Note 4)                                                                43,301        33,220
                                                                                 ----------    ----------

Oil and gas properties, successful efforts method (Note 5)                         680,215       675,961
    Accumulated depletion, depreciation and amortization                          (207,976)     (240,744)
                                                                                 ----------    ----------
                                                                                   472,239       435,217
                                                                                 ----------    ----------

Gas facilities and other (Note 5)                                                  106,622        30,506
    Accumulated depreciation                                                       (21,342)      (11,741)
                                                                                 ----------    ----------
                                                                                    85,280        18,765
                                                                                 ----------    ----------
                                                                                 $ 673,259     $ 555,493
                                                                                 ==========    ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                             $  44,874      $ 36,353
    Accrued liabilities                                                             25,112        26,096
    Current portion of long-term debt (Note 3)                                       1,745           -
                                                                                 ----------    ----------
                                                                                    71,731        62,449
                                                                                 ----------    ----------

Senior debt, net (Note 3)                                                          234,857       150,001
Convertible subordinated notes (Note 3)                                             83,650        84,058
Other noncurrent liabilities (Notes 7 and 9)                                         3,211        20,016


Minority interest                                                                    5,724         3,601
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
         6% Convertible preferred stock, 1,035,000
            shares issued and outstanding                                               10            10
    Common stock, $.01 par, 75,000,000 shares authorized,
         30,209,197 and 31,430,227 issued                                              302           314
    Capital in excess of par value                                                 255,961       265,911
    Retained earnings (deficit)                                                     20,959       (29,001)
    Common stock held in treasury, 122,018 shares and
         134,191 shares at cost                                                     (2,288)       (2,457)
    Foreign currency translation adjustment                                          1,222           380
    Unrealized gain (loss) on investments (Note 4)                                  (2,080)          211
                                                                                 ----------    ----------
                                                                                   274,086       235,368
                                                                                 ----------    ----------
                                                                                 $ 673,259     $ 555,493
                                                                                 ==========    ==========
<f/n>             The accompanying notes are an integral part of these statements.

                                 SNYDER OIL CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                           (In thousands except per share data)

                                                            Year Ended December 31,
                                                       ----------------------------------
                                                         1993        1994        1995
                                                       ---------   ---------   ----------
Revenues (Note 8)
    Oil and gas sales                                   $124,641    $137,858    $144,608
    Gas processing, transportation and marketing          94,839     107,247      38,256
    Gain (loss) on sales of properties (Note 5)           (1,033)      1,969      12,254
    Other                                                 10,405      15,254       7,042
                                                       ---------   ---------   ---------
                                                         228,852     262,328     202,160
Expenses
    Direct operating                                      41,401      46,267      52,486
    Cost of gas and transportation                        85,640      94,177      29,374
    Exploration                                            2,960       6,505       8,033
    General and administrative                            10,280      12,853      17,680
    Interest and other                                     7,271      12,463      27,001
    Litigation settlement (Note 10)                          -           -         4,400
    Depletion, depreciation and amortization              54,393      70,770      76,378
    Property impairments                                   4,369       5,783      27,412
                                                       ---------   ---------   ---------

Income (loss) before taxes, minority interest
    and extraordinary item                                22,538      13,510     (40,604)
                                                       ---------   ---------   ----------
Provision (benefit) for income taxes (Note 7)
    Current                                                  -           -            25
    Deferred                                                 -           967      (1,370)
                                                       ---------   ---------   ----------
                                                             -           967      (1,345)
                                                       ---------   ---------   -----------
Minority interest                                            -          (171)       (572)
                                                       ---------   ---------   ----------
Income (loss) before extraordinary item                   22,538      12,372    (39,831)

Extraordinary item - early extinguishment
    of debt (Note 3)                                      (2,993)        -           -
                                                       ---------   ---------   ----------
Net income (loss)                                      $  19,545   $  12,372   $ (39,831)
                                                       =========   =========   ==========
Net income (loss) per common share (Note 6)
    Before extraordinary item                          $     .58   $     .07   $   (1.53)
    Extraordinary item                                      (.13)        -           -
                                                       ---------   ---------   ----------
            Total                                      $     .45   $     .07   $   (1.53)
                                                       =========   =========   ==========

Weighted average shares outstanding (Note 6)              23,096      23,704      30,186
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

                                        SNYDER OIL CORPORATION

                                 CONSOLIDATED STATEMENTS OF CHANGES IN
                                 STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                            (In thousands)

                                  Preferred Stock     Common Stock       Capital in
                                 ----------------    ---------------     Excess of      Retained
                                  Shares   Amount    Shares   Amount     Par Value      Earnings
                                 -------   ------    -------  ------    -----------    ----------
Balance, December 31, 1992        1,200    $  12      22,874  $  229     $ 148,670     $  19,955

      Issuance of preferred       1,035       10         -       -          99,315           -

      Common stock grants and
        exercise of options         -         -          309       3         1,729           -

      Conversion of preferred
        to common                   (14)      -           77       1            (1)          -

      Dividends                     -         -          -       -             -         (14,192)

      Net income                    -         -          -       -             -          19,545
                              ---------   --------   --------   ------    ---------   ------------

Balance, December 31, 1993        2,221       22      23,260     233       249,713        25,308

      Common stock grants and
        exercise of options         -         -          414       4         2,851           -

      Conversion of preferred
        to common                (1,186)     (12)      6,535      65           (53)          -

      Issuance of warrants          -         -          -       -           3,450           -


      Dividends                     -         -          -       -             -         (16,721)

      Net income                    -         -          -       -             -          12,372
                                -------   -------    -------   -------   ----------   ------------
Balance, December 31, 1994       1,035        10      30,209     302       255,961        20,959

      Common stock grants and
        exercise of options        -         -           138       1           856           -

      Issuance of common           -         -         1,083      11        13,021           -

      Dividends                    -         -           -       -          (3,927)      (10,129)

      Net loss                     -         -           -       -             -         (39,831)
                                -------   -------    --------  ------    ---------    ------------
Balance, December 31, 1995       1,035     $  10      31,430   $  314    $ 265,911    $  (29,001)
                                =======   =======    ========  ======    =========    ============

<f/n>                The accompanying notes are an integral part of these statements.

                                          SNYDER OIL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                            (In thousands)
                                                                        Year Ended December 31,
                                                                  --------------------------------
                                                                     1993        1994        1995
                                                                  ---------   ---------   ---------
Operating activities
    Net income (loss)                                           $  19,545    $ 12,372    $ (39,831)
    Adjustments to reconcile net income (loss) to net
       cash provided by operations
          (Gain) loss on sales of properties                        1,033      (1,969)     (12,254)
          Exploration expense                                       2,960       6,505        8,033
          Depletion, depreciation and amortization                 54,393      70,770       76,378
          Property impairments                                      4,369       5,783       27,412
          Deferred taxes                                              -           967       (1,370)
          Extraordinary item - early extinguishment of debt         2,993           -            -
          Gain on sales of investments                             (2,283)     (9,747)        (809)
          Equity in (earnings) losses of
            unconsolidated subsidiaries                              (189)     (1,355)       1,319
          Amortization of deferred credits                         (3,846)     (2,986)      (2,511)
          Changes in operating assets and liabilities
            Decrease (increase) in
              Accounts receivable                                 (22,397)     11,024        7,142
              Inventory and other                                  (3,354)     (9,241)       3,617
            Increase (decrease) in
              Accounts payable                                     12,753       1,901       (8,521)
              Accrued liabilities                                   2,227       1,841        5,165
              Other liabilities                                       319         361        4,779
            Other                                                     205         235          171
                                                                  ---------   ---------   ---------
          Net cash provided by operations                          68,728      86,461       68,720
                                                                  ---------   ---------   ---------
Investing activities
    Acquisition, development and exploration                     (194,264)   (237,708)     (91,781)
    Purchase of controlling interest in subsidiary                      -      (6,645)          -
    Proceeds from investments                                       8,378       5,019       14,786
    Outlays for investments                                       (27,594)     (8,804)           -
    Proceeds from sales of properties                               5,547       2,806      109,988
                                                                  ---------   ---------   ---------
          Net cash realized (used) by investing                  (207,933)   (245,332)      32,993
                                                                  ---------   ---------   ---------
Financing activities
    Issuance of common                                              1,528         922          517
    Issuance of preferred                                          99,325           -            -
    Increase (decrease) in indebtedness                            43,159     187,138      (86,193)
    Debt issuance costs                                                -       (2,855)           -
    Premium on debt extinguishment                                 (2,983)         -             -
    Dividends                                                     (14,192)    (16,721)     (14,056)
    Deferred credits                                                2,796       2,356        3,549
    Repurchase of common                                              -        (1,149)           -
                                                                  ---------   ---------   ---------
          Net cash realized (used) by financing                   129,633     169,691      (96,183)
                                                                  ---------   ---------   ---------
Increase (decrease) in cash                                        (9,572)     10,820        5,530
Cash and equivalents, beginning of year                            20,485      10,913       21,733
                                                                  ---------   ---------   ---------
Cash and equivalents, end of year                                $ 10,913    $ 21,733    $  27,263
                                                                  =========   =========   =========

Noncash investing and financing activities
    Gas plant capital lease                                           -      $ 21,000            -
    Acquisition of properties and stock                               -             -    $  13,032

<f/n>            The accompanying notes are an integral part of these statements.

                       SNYDER OIL CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)               ORGANIZATION AND NATURE OF BUSINESS

 Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, exploration, development and production of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. To a lesser extent, the Company also gathers, transports and markets natural gas generally in proximity to its principal producing properties. The Company is engaged to a modest but growing extent in international acquisition, exploration and development. The Company, a Delaware corporation, is the successor to a company formed in 1978.

 Historically, the market for oil and gas has had significant price fluctuations. Prices for Rocky Mountain gas production, where the Company currently produces approximately three-fourths of its natural gas, have traditionally been more volatile than prices in other markets and have been depressed since late 1994. In large part, the decreased prices are the result of increased production in the region and limited transportation capacity to other regions of the country. As a result, prices are particularly sensitive to local demand, which has been depressed primarily due to unusually mild weather in the region in late 1994 and early 1995. Future increases or decreases in prices received could have a significant impact on the Company's future results of operations.

(2)               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the Company). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns 50% or less are accounted for under the equity method.

Cash and Equivalents

     All liquid investments with a maturity of three months or less are considered to be cash equivalents.

Oil and Gas Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically on a prospect-by-prospect basis and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs, including stratigraphic test wells, are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future dismantlement, restoration and abandonment costs, net of estimated salvage values, are accrued over the properties' operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depletion, depreciation and amortization.

     Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded aggregate undiscounted future cash flows. During 1993 and 1994, the Company provided impairments of $4.4 million and $5.8 million, respectively. During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then a loss is recognized sufficient to bring net capitalized costs down to discounted expected future cash flows. During 1995, the Company provided impairments of $27.4 million. The impairments were primarily the result of less than anticipated development drilling results and decreased Rocky Mountain gas prices that resulted in lower than anticipated reserves in certain fields.

Foreign Currency Translation Adjustment

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

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. The gas imbalances at December 31, 1994 and 1995 were not significant.

Financial Instruments

     The following table sets forth the carrying value and estimated fair values of the Company's financial instruments:

                                                                                  December 31,
                                                              --------------------------------------------------
                                                                         1994                      1995
                                                              ------------------------   -----------------------
                                                                                (In thousands)
                                                                Carrying       Fair        Carrying      Fair
                                                                 Amount       Value         Amount      Value
                                                              -----------   ----------   ----------   ----------
     Cash and equivalents                                      $  21,733    $  21,733     $  27,263    $  27,263
     Investments                                                  43,301       48,151        33,220       52,203
     Senior debt                                                (236,602)    (236,602)     (150,001)    (150,001)
     Convertible subordinated notes                              (83,650)     (75,900)      (84,058)     (79,997)
     Commodities contracts                                           -          4,925           -         11,623
     Interest rate swap                                              -            -             -            107


     The carrying amount of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note
(4) for a discussion of the Company's investments. The fair value of senior debt is presented at the current floating rate. The fair value of the convertible subordinated notes was estimated based on their December 30, 1994 and December 29, 1995 closing prices on the New York Stock Exchange.

     To a limited extent, the Company enters into commodities contracts to hedge the price risk of a portion of its production.
Gains and losses on commodities contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue when the related transaction being hedged is finalized (generally on a monthly basis).
In 1994, the Company entered into a gas swap arrangement in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices on a limited portion of its gas production to reduce exposure to the Rocky Mountain spot prices. The Company believed that the Rocky Mountain spot prices might be exposed to the potential for a widening price differential when compared to Henry
Hub prices due to increasing supplies and limited pipeline capacity out of the Rocky Mountain region. At December 31, 1995, the long-term contract in effect covered 20,000 MMBtu per day through 2004.
In December 1995, that volume represented approximately 20% of the Company's current Rocky Mountain gas production. The fair value of the contract was estimated as the net present value at 10% of the quoted market price of a similar instrument of the same duration.

     In September 1995, the Company entered into an interest rate swap agreement for a principal amount of $50 million to reduce the impact of changes in interest rates on its revolving credit facility. The agreement requires that the Company pay the counterparty interest at a fixed rate of 5.585%, and requires the counterparty to pay the Company interest at LIBOR. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are generally settled on a monthly basis. The agreement matures on September 26, 1997, with the counterparty having the option to extend it for another two years. At December 31, 1995, the fair value of the agreement was estimated as the net present value discounted at 10% of cash flows based on the interest rate differential.

Other

     Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification.

(3)               INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                                   December 31,
                                                           ---------------------------
                                                                1994          1995
                                                             ----------    ----------
                                                                  (In thousands)
     Revolving credit facility                               $ 216,001     $ 150,001
     Capital lease                                              20,551          -
     Other                                                          50          -
                                                             ---------     ---------
                                                               236,602       150,001
     Less current portion                                       (1,745)         -
                                                             ---------     ---------
            Senior debt, net                                 $ 234,857     $ 150,001
                                                             =========     =========

     Convertible subordinated notes, net                     $  83,650     $  84,058
                                                             =========     =========

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility at December 31, 1995 was $225 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its tangible net worth. During 1995, the average interest rate under the revolver was 7.1%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of $1.0 million in minimum working capital as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of December 31, 1995.

     In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest.

     In November 1994, the Company entered into an agreement with a bank whereby the bank purchased the recently constructed West Wattenberg Gas Plant from the Company for $21 million and leased it back. The lease had a term of seven years and included an option to repurchase the plant at the end of the lease. As a capital lease, the asset and related debt were recorded on the balance sheet of the Company. In June 1995, the Company sold the plant and certain related assets and relinquished plant operations to the purchaser. In conjunction with the sale, the lease remained in effect until November 1995, when it was fully repaid with additional borrowings under the revolving credit facility. As a result of the sale, the Company recorded a gain of $715,000, net of accrued penalties associated with the early lease termination.

     In 1993, the Company retired $25 million of subordinated notes and the related cumulative participating rights. The portion of the payment in excess of principal and accrued interest was expensed as an extraordinary item for $3.0 million.

     Scheduled maturities of indebtedness for the next five years are zero in 1996 and 1997, $150.0 million in 1998 and zero in 1999 and 2000. The long-term portion of the revolving credit facility is scheduled to expire in 1998; however, it is management's policy to renew both the short-term and long-term facility and extend the maturities on a regular basis.

     Cash payments for interest were $9.2 million, $9.9 million and $22.1 million, respectively, for 1993, 1994 and 1995.

(4)                INVESTMENTS

     The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the carrying cost of the Company's investments:

                                                             December 31,
                                                       -------------------------
                                                          1994           1995
                                                        --------       --------
                                                             (In thousands)
      Equity method investments                         $ 28,211       $ 30,901
      Marketable securities                               12,208            652
      Long-term notes receivable                           2,882          1,667
                                                        --------       --------
                                                        $ 43,301       $ 33,220
                                                        ========       ========

     The corresponding fair market values of these investments were $48.2 million and $52.2 million at December 31, 1994 and 1995, respectively. In 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments in marketable securities accounted for on the cost method and long-term notes receivable must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

     The Company has an investment in Command Petroleum Limited ("Command"), an Australian exploration and production company, accounted for by the equity method. The Sydney based company is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia. The Company will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $1.4 million gain was recognized. The market value of the Company's investment in Command based on Command's closing price at December 31, 1995 was $29.5 million, compared to a carrying cost of $24.5 million.

     In early 1993, the Company formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its investment in the project to three industry participants in 1994. As a result, its equity basis investment was reduced from 50% to 20.6% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to the venture and as a result, the Company recognized an additional gain of $1.1 million. The Russian investment had a carrying cost and stated fair value at December 31, 1995 of $4.6 million. In March 1996, the Company closed a private foreign market placement which established a market value of approximately $11 million.

     In late 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia. In late 1994 and early 1995, the venture sold a portion of its equity to three industry participants, one of which committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the venture. Accordingly, the Company's equity basis investment was reduced from 100% to 42% and had a carrying cost at December 31, 1995 of $1.8 million. The fair value of the Company's investment, based on a recent equity sale by one of the industry participants to another entity, was approximately $15.8 million at December 31, 1995. The first well was drilled in the second quarter 1995 and found to be noncommercial. The second well was spudded in the third quarter and encountered hydrocarbons, but testing was suspended until Spring 1996 when the proper equipment can be mobilized.

     The Company has investments in equity securities of publicly traded domestic energy companies accounted for on the cost method, with a total cost at December 31, 1994 and 1995 of $15.4 million and $328,000 respectively. The market value of these securities at December 31, 1994 and 1995 approximated $12.2 million and $652,000 respectively. In 1995, the Company sold the majority of these securities for $13.1 million and recorded a corresponding net loss of $2.0 million. In accordance with SFAS 115 at December 31, 1995, investments were increased by $324,000 of gross unrealized holding gains, stockholders' equity was increased by $211,000 and deferred taxes payable were increased by $113,000.

     The Company holds long-term notes receivable due from privately held corporations with a carrying cost of $2.9 million and $1.7 million at December 31, 1994 and 1995. All notes are secured by certain assets, including stock and oil and gas properties. The notes include various contractual maturities that in some cases allow for payment deferral if certain conditions are not met by the Company. The Company believes based on existing market conditions, the balances will mature in one to five years. At December 31, 1994 and 1995, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(5)               OIL AND GAS PROPERTIES AND GAS FACILITIES

     The cost of oil and gas properties at December 31, 1994 and 1995 includes $23.7 million and $24.2 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                        1993        1994        1995
                                                     ---------   ---------   ---------
                                                               (In thousands)
     Proved acquisitions                             $  43,999   $  44,684   $  13,675
     Unproved acquisitions                               4,163      25,571       7,388
     Development                                        90,617     156,912      62,578
     Gas processing, transportation and other           22,595      46,607       7,886
     Exploration                                         5,787       5,514       8,214
                                                     ---------   ---------   ---------
                                                     $ 167,161   $ 279,288   $  99,741
                                                     =========   =========   =========

     Of the total 1995 development expenditures, $12.1 million was concentrated in the DJ Basin of Colorado. A total of 88 wells were placed on production in the DJ Basin in 1995 with no dry holes drilled and one well in progress at year end. The Company completed 360 wells in the DJ Basin in 1994, but reduced its drilling in 1995 as a result of the significant decline in natural gas prices. The Company expended $13.0 million on development in the Green River Basin of southern Wyoming, with 16 wells placed on sales and four in progress at year end. In the horizontal drilling program in the Giddings Field of southeast Texas, 24 wells were placed on sales, with two in progress at year end. The Uinta Basin development program in northeast Utah had 11 wells placed on sales and three wells abandoned with none in progress at year end. In the Piceance Basin of western Colorado, six wells were placed on sales, with two in progress at year end. In the Sonora field of south Texas, 70 non-operated wells (4.3 wells net) were placed on sales, however, the Company's interest in the field was sold late in the year.

     The Company expended $21.1 million for domestic acquisitions, of which $13.7 million was for producing properties and $7.4 million was for acreage purchases in or around the Company's operating hubs. Of the producing property acquisitions, $11.0 million was for offshore property interests in the Gulf of Mexico which were acquired through the issuance of Company stock. In 1995, the Company sold over 2,000 wells through its divestiture program for proceeds of $30.0 million, with a net gain of $3.5 million.

     The Company's gas gathering and processing operations incurred $5.5 million of capital expenditures in 1995. The work was concentrated primarily in Wattenberg, the Piceance Basin, the Washakie Basin and the Giddings Field. In June 1995, the Company sold its recently constructed gas processing plant on the west end of Wattenberg along with certain related assets for a sales price of $18.5 million. A net gain of $715,000 was recognized on the transaction. In September 1995, the Company sold substantially all of its remaining Wattenberg gas facilities for $60.9 million recognizing a net gain of $8.0 million.

     Exploration costs for 1995 were $8.2 million, primarily for geological and other studies on the newly acquired domestic undeveloped acreage and the writeoff of certain acreage costs. In
Russia, production in 1995 averaged 1,500 barrels per day, with a peak rate of 2,500 barrels per day. An 18 mile pipeline to connect the Logovskoye (southernmost) field to the Perm refining center has been completed. An additional pipeline of almost twice that length, which is required to connect the two northern fields, should be constructed by 1998. In Tunisia, an agreement was reached in 1995 to sell the project to Command for stock with a gain of $1.4 million. The Company will receive additional proceeds if commercial reserves are assigned to the initial well drilled by Command. In Mongolia, the Company's interest was reduced to 42% as the venture sold a portion of its equity in 1995 for a combination of cash and property rights with a gain to the Company of $456,000. As part of the sale, one partner committed to drill two test wells in Mongolia. One well was drilled in 1995 but proved noncommercial. The second well was spudded in the third quarter, but testing was suspended until Spring 1996 due to the winter.

     In January 1996, the Company entered into an agreement whereby the Wattenberg operations of the Company will be consolidated (the "Merger") with Gerrity Oil & Gas Corporation ("Gerrity"). As a result, the Company will own 70% of the common stock and the former Gerrity shareholders will own 30% of the common stock of a new public company which will be known as Patina Oil & Gas Corporation ("Patina"). If consummated, the Merger will be accounted for by Patina as a purchase of Gerrity and Patina will then be consolidated into the Company's financial statements. The consummation of the Merger is subject to certain conditions including approval by Gerrity's shareholders. There can be no assurance that the Merger will be consummated.

     The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming significant acquisitions and divestitures consummated during 1995 (including the Merger which is not expected to be completed until the second quarter of 1996) had been consummated on December 31, 1995 (for balance sheet and reserve data) and January 1, 1995 (for statement of operatons and production data). Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                               As of or for the
                                                         Year Ended December 31, 1995
                                                     -------------------------------------
                                                        Historical           Pro Forma
                                                     ----------------     ----------------
(In thousands, except per share data)                                       (unaudited)
Total assets                                             $555,493             $786,445
Oil and gas sales                                        $144,608             $196,044
Gas processing, transportation and marketing             $ 38,256             $ 15,170
Total revenues                                           $202,160             $224,127
Production direct operating margin                       $ 92,122             $135,943
Net loss                                                 $(39,831)            $(37,140)
Net loss per common share                                $  (1.53)            $  (1.39)
Weighted average shares outstanding                        30,186                31,269
Production volume (MBOE)                                   13,149                17,787
Total proved reserves (MBOE)                               90,200               141,857
Pretax PV10 value                                       $372,811              $606,019

(6)                 STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 31.4 million were issued at December 31, 1995.
In 1994, the Company issued 6,949,000 shares, with 6,535,000 shares issued on conversion of 1.2 million preferred shares and 414,000 shares issued primarily for the exercise of stock options by employees (for which 122,000 shares were received as consideration in lieu of cash and are held in treasury). In addition, the Company executed an agreement whereby the Company granted warrants to purchase two million shares of Company stock in exchange for the right to drill wells on certain acreage in the Wattenberg area. The exercise price of the warrants is $21.60 per share with one million expiring in February 1998 and the remaining one million in February 1999. For financial reporting purposes, the warrants were valued at $3.5 million, which was recorded as an increase to oil and gas properties and capital in excess of par value. In 1995, the Company issued 1.2 million shares, with 1.1 million shares issued in exchange for acquired property interests and 138,000 shares issued primarily for the exercise of stock options by employees (for which 12,000 shares were received as consideration in lieu of cash and are held in treasury). In 1994, the Company paid first and second quarter dividends at the rate of $.06 per share and increased the rate to $.065 per share in the third and fourth quarters. Quarterly dividends of $.065 per share were paid in 1995. For book purposes, subsequent to June, the common stock dividends were in excess of retained earnings and as such have been and will continue to be treated as distributions of capital.

     A total of 10 million preferred shares, $.01 par value, are authorized. In 1991, 1.2 million shares of 8% convertible exchangeable preferred stock were sold through an underwriting. The net proceeds were $57.4 million. In 1993, 14,000 of the preferred shares were converted into 77,000 common shares. Effective December 31, 1994, the remaining 8% convertible preferred shares were converted into 6,535,000 common shares. In 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $21.00 per share and is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is redeemable at the option of the Company on or after March 31, 1996. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $10.8 million ($4.00 per 8% convertible preferred share and $1.50 per 6% convertible depositary share) and $6.2 million ($1.50 per 6% convertible depositary share), respectively, in preferred dividends during 1994 and 1995.

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

     The following is a summary of stock option transactions during 1994 and 1995 (shares in thousands):

                                                               1994                             1995
                                                    ---------------------------      ---------------------------
                                                                 Price Range                      Price Range
                                                    Shares        per Share          Shares        per Share
                                                    -------   -----------------      -------   -----------------
Beginning balance                                    1,383    $  4.53 - $ 19.25       1,484    $  4.53 - $ 20.38
  Granted                                              510    $ 18.13 - $ 20.38         610    $ 12.00 - $ 14.13
  Exercised                                           (407)   $  4.53 - $ 13.00        (124)   $  4.53 - $ 13.00
  Forfeited                                             (2)   $ 13.00 - $ 18.13        (259)   $ 13.00 - $ 20.38
                                                     ------   -----------------       ------   -----------------
Ending balance                                       1,484    $  4.53 - $ 20.38       1,711    $  6.00 - $ 20.13
                                                     ======   =================       ======   =================

Vested                                                  533   $  4.53 - $ 19.25         743    $  6.00 - $ 20.13
                                                     ======   =================       ======   =================

     Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net income (loss) available to common for the three years ended December 31, 1995, was $10.4 million, $1.6 million and ($46.0) million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)                FEDERAL INCOME TAXES

     At December 31, 1995, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the provision for 1993 and 1994 and the benefit for 1995 follows:

                                                         1993         1994         1995
                                                        ------       ------       ------
Federal statutory rate                                    35%          35%         (35%)
Utilization of net deferred tax asset                    (35%)        (27%)          -
Loss in excess of net deferred tax liability               -            -           32%
Prior year tax reimbursement                               -           (1%)          -
                                                        ------       ------       ------
Effective income tax rate                                  -            7%          (3%)
                                                        ======       ======       ======

 For book purposes, the components of the net deferred asset and liability at December 31, 1994 and 1995, respectively, were:

                                                        1994              1995
                                                    ------------      ------------
                                                            (In thousands)
Deferred tax assets
   NOL carryforwards                                 $  56,902         $   53,010
   AMT credit carryforwards                              1,350              1,293
   Reserves and other                                      907              1,977
                                                     ----------        -----------
                                                        59,159             56,280
                                                     ----------        -----------
Deferred tax liabilities
   Depreciable and depletable property                 (55,601)           (24,018)
   Investments and other                                (2,308)            (2,488)
                                                     ----------        -----------
                                                       (57,909)           (26,506)
                                                     ----------        -----------
Deferred asset                                           1,250             29,774
Valuation allowance                                     (1,841)           (29,774)
                                                     ----------        -----------
Net deferred tax asset (liability)                   $    (591)        $     -
                                                     ==========        ===========

     For tax purposes, the Company had regular net operating loss carryforwards of $151.5 million and alternative minimum tax loss carryforwards of $9.6 million at December 31, 1995. These carryforwards expire between 1997 and 2010. At December 31, 1995, the Company had alternative minimum tax credit carryforwards of $1.3 million which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes. Cash payments during 1993 and 1994 were $75,000 and $10,000 with a net cash refund of $117,000 received in 1995.

(8)                MAJOR CUSTOMERS

      In 1993, 1994 and 1995, Amoco Production Company accounted for approximately 12%, 11% and 10%, respectively, of revenues.
Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)                DEFERRED CREDITS

     In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $8.8 million were received through 1994. In early 1995, a second investor was added and the limited partners committed to contribute an additional $5.0 million of which $2.0 million was received in January 1995 and an additional $2.0 million in August 1995. As a result, this transaction is anticipated to increase cash flow and net income through early 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this arrangement. The Company recognized $3.8 million, $3.0 million, and $2.5 million of this revenue during 1993, 1994 and 1995.

(10)               COMMITMENTS AND CONTINGENCIES

     The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $2.0 million for 1996, $2.1 million for 1997, $2.2 million for 1998 and $2.4 million for 1999 and 2000.

     In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during the first quarter to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company is pursuing the non-participating carriers for the great majority of the cost of settlement. However, given the time period which may be involved in resolving the matter, the full amount of the settlement was provided for in the financial statements in the first quarter of 1995.

     In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs incurred by the Company prior to calculating royalty payments in breach of the relevant lease provisions and that the Company fraudulently concealed that fact from plaintiffs. The plaintiffs have recently amended the complaint to allege that the Company has also underpaid royalties on oil production. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that its calculations of royalties are and have been proper under the relevant lease provisions, and intends to defend this and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

     In 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. On appeal, the appellate court upheld the verdict but reduced the judgment to approximately $1.4 million. The judgment has been appealed to the Oklahoma state supreme court.

     The financial statements reflect favorable legal proceedings only upon receipt of cash, final judicial determination or execution of a settlement agreement. The Company is a party to various other lawsuits incidental to its business, none of which are anticipated to have a material adverse impact on its financial position or results of operations.

(11)           UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

    Independent petroleum consultants directly evaluated 62%, 58%, and 81% of proved reserves at December 31, 1993, 1994 and 1995, respectively, and performed a detailed review of properties which comprised in excess of 80% of proved reserve value. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables below represent estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

     All reserves included in the tables below are located onshore in the United States and in the waters of the Gulf of Mexico.

Quantities of Proved Reserves -                      Crude Oil     Natural Gas
                                                     ---------     -----------
                                                       (MBbl)         (MMcf)
Balance, December 31, 1992                             32,202        287,658

Revisions                                              (4,908)         5,140
Extensions, discoveries and additions                   4,022         90,166
Production                                             (3,451)       (35,080)
Purchases                                               4,372         85,850
Sales                                                    (307)        (3,645)
                                                       -------       --------
Balance, December 31, 1993                             31,930        430,089

Revisions                                                (296)      (102,871)
Extensions, discoveries and additions                   3,981        136,583
Production                                             (4,366)       (43,809)
Purchases                                               3,866         93,334
Sales                                                    (138)        (2,075)
                                                       -------      ---------
Balance, December 31, 1994                             34,977        511,251

Revisions                                              (3,633)       (89,455)
Extensions, discoveries and additions                     782         32,835
Production                                             (4,278)       (53,227)
Purchases                                               2,002         13,449
Sales                                                  (5,603)       (19,135)
                                                       -------       --------
Balance, December 31, 1995                             24,247        395,718
                                                       =======       ========

<page                                           48

     The Company's interests in the Russian joint venture (Permtex) and its Australian affiliate (Command) are accounted for under the equity method. At December 31, 1994 and 1995, the Company's equity in Permtex proved reserves was 8.0 MMBOE and 7.8 MMBOE. At December 31, 1994 and 1995, the Company's equity in Command proved reserves was 5.9 MMBOE and 10.2 MMBOE. These amounts are not included in the quantities above.

Proved Developed Reserves -                   Crude         Natural
                                               Oil            Gas
                                             -------       ---------
                                              (MBbl)         (MMcf)

December 31, 1992                             21,116        194,621
                                              ======        =======

December 31, 1993                             18,032        268,349
                                              ======        =======

December 31, 1994                             26,104        353,930
                                              ======        =======

December 31, 1995                             21,637        330,524
                                              ======        =======


Standardized Measure -                             December 31,
                                           -------------------------
                                               1994          1995
                                           -----------   -----------
                                                 (In thousands)

Future cash inflows                        $ 1,332,705   $ 1,037,363


Future costs:
        Production                            (469,947)     (374,516)
        Development                           (150,970)      (57,959)
                                           ------------  ------------

Future net cash flows                          711,788       604,888

Undiscounted income taxes                      (88,273)      (63,248)
                                           ------------  ------------

After tax net cash flows                       623,515       541,640

10% discount factor                           (261,833)     (210,534)
                                           ------------  ------------

Standardized measure                       $   361,682   $   331,106
                                           ============  ============


     At December 31, 1994 and 1995, the Company's equity in the net present value of Permtex proved reserves was $14.2 million and $10.6 million. At December 31, 1994 and 1995, the Company's equity in the net present value of Command proved reserves was $7.1 million and $25.6 million. These amounts are not included in the standardized measure above.


Changes in Standardized Measure -                          Year Ended December 31,
                                                  -------------------------------------
                                                     1993          1994         1995
                                                  ----------    ----------   ----------
                                                             (In thousands)

Standardized measure, beginning of year           $ 283,572     $ 340,518    $ 361,682

Revisions:
       Prices and costs                             (70,433)      (73,330)      18,975
       Quantities                                     6,632       (42,260)     (30,495)
       Development costs                             16,379       (12,995)      (2,806)
       Accretion of discount                         28,357        34,052       36,168
       Income taxes                                  (7,181)        2,195       16,249
       Production rates and other                   (14,281)       (9,506)     (29,991)
                                                   ---------    ----------   ----------

       Net revisions                                (40,527)     (101,844)       8,100

Extensions, discoveries and additions                57,782        68,002       18,171
Production                                          (85,700)      (97,330)     (96,232)
Future development costs incurred                    67,959        99,175       43,551
Purchases (a)                                        60,752        55,072       31,142
Sales (b)                                            (3,320)       (1,911)     (35,308)
                                                  ----------    ----------   ----------

Standardized measure, end of year                 $ 340,518     $ 361,682    $ 331,106
                                                  ==========    ==========   ==========
<f/n>

(a) "Purchases" includes the present value at the end of the period of properties acquired during the year plus the cash flow received on such properties during the period, rather than their estimated present value at the time of the acquisition.

(b) "Sales" represents the present value at the beginning of the period of properties sold, less the cash flow received on such properties during the period.

                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)    1.  Reference is made to Item 8 on page 35.

            2. Schedules otherwise required by Item 8 have been omitted as not required or not applicable.

            3.  Exhibits.

     4.1.1  -   Certificate of Incorporation of Registrant -
                incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-4
                (Registration No. 33-33455).

     4.1.2  -   Certificate of Amendment to Certificate of
                Incorporation of Registrant filed February 9, 1990 - incorporated by reference from Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-4
                (Registration No. 33-33455).

     4.1.3  -   Certificate of Amendment to Certificate of
                Incorporation of Registrant filed May 22, 1991 - incorporated by reference from Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-1
                (Registration No. 33-43106).

     4.1.4  -   Certificate of Amendment to Certificate of
                Incorporation of Registrant filed May 24, 1993 - incorporated by reference from Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter-ended June 30,
                1993 (File No. 1-10509).

     4.1.5  -   Indenture dated as of May 1, 1994 between the
                Registrant and Texas Commerce Bank National
                Association relating to Registrant's 7% Convertible
                Subordinated Notes due 2001 - incorporated by reference to Registrant's Annual Report on Form 10-K for the year-ended December 31, 1994 (File No. 1-
                10509).

     4.1.6  -   Certificate of Designations of the Registrant's $6.00
                Convertible Exchangeable Preferred Stock - incorporated by reference from Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter-ended June 30,
                1993 (File No. 1-10509)

     10.1   -   Snyder Oil Corporation 1990 Stock Option Plan for
                Non-Employee Directors - incorporated by reference from Exhibit 10.4 to the Registrant's Registration
                Statement on Form S-4 (Registration No. 33-33455).

     10.1.1 - Amendment dated May 20, 1992 to the Registrant's 1990 Stock Plan for Non-Employee Directors - incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1993 (File No. 1-10509).

     10.2   -   Registrant's Restated 1989 Stock Option Plan -
                incorporated by reference to the Registrant's
                Quarterly Report on Form 10-Q for the quarter-ended
                June 30, 1992 (File No. 1-10509).

     10.3   -   Registrant's Deferred Compensation Plan for Select
                Employees, adopted effective June 1, 1994 - incorporated by reference to Registrant's Annual
                Report on Form 10-K for the year-ended December 31,
                1994 (File No.  1-10509).

     10.4   -   Registrant's Profit Sharing & Savings Plan and Trust
                as amended and restated effective October 1, 1993 - incorporated by reference to the Registrant's
                Quarterly Report on Form 10-Q for the quarter-ended
                September 30, 1993 (File No. 1-10509).

     10.5   -   Form of Indemnification Agreement - incorporated by
                reference from Exhibit 10.15 to the Registrant's
                Registration Statement on Form S-4 (Registration No.
                33-33455).

     10.6   -   Form of Change in Control Protection Agreement -
                incorporated by reference from Exhibit 10.11 to the Registrant's Registration Statement on Form S-1
                (Registration No. 33-43106).

     10.7   -   Long-term Retention and Incentive Plan and Agreement
                between the Registrant and Charles A. Brown - incorporated by reference to the Registrant's
                Quarterly Report on Form 10-Q for the quarter-ended
                June 30, 1993 (File No. 1-10509).

     10.8   -   Agreement dated as of April 30, 1993 between the
                Registrant and Edward T. Story - incorporated by reference from Exhibit 10.8 to the Registrant's
                Annual Report on Form 10-K for the year-ended
                December 31, 1993 (File No. 1-10509).

     10.9   -   Purchase and Sale Agreement dated December 11, 1992
                between Atlantic Richfield Company and Registrant - incorporated by reference to Report on Form 8-K dated
                December 11, 1992 (File No. 1-10509).

     10.10  -   Warrant dated February 8, 1994 issued by Registrant
                to Union Pacific Resources Company - incorporated by reference from Exhibit 10.10 to the Registrant's
                Annual Report on Form 10-K for the year-ended
                December 31, 1993 (File No. 1-10509).

     10.11  -   Fifth Restated Credit Agreement dated as of June 30,
                1994 among the Registrant and the banks party thereto
                - incorporated by reference from Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1994 (File No. 1-10509).

     10.11.1- First Amendment dated as of May 1, 1995 to Fifth Restated Credit Agreement - incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1995 (File No. 1-10509).

     10.11.2- Second Amendment dated as of June 30, 1995 to Fifth Restated Credit Agreement - incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1995 (File No. 1-10509).

     10.11.3-   Third Amendment dated as of  November 1, 1995 to
                Fifth Restated Credit Agreement.*

     10.12  -   Severance Agreement and Release dated November 14,
                1995 between Registrant and John A.  Fanning.*

     10.13  -   Amended and Restated Agreement and Plan of Merger
                dated as of March 20, 1996 among Registrant, Patina
                Oil & Gas Corporation, Patina Merger Corporation and
                Gerrity Oil & Gas Corporation - incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil & Gas
                Corporation (Registration No.333-572).

     11.1   -   Computation of Per Share Earnings.*

     12     -   Computation of Ratio of Earnings to Fixed Charges and
                Ratio of Earnings to Combined Fixed Charges and
                Preferred Stock Dividends.*

     22.1   -   Subsidiaries of the Registrant.*

     23.1   -   Consent of Arthur Andersen LLP relating to
                Registrant.*

     23.2   -   Consent of Netherland, Sewell & Associates, Inc.
                relating to Registrant.*

     23.3   -   Consent of Ryder Scott Company Petroleum Engineers
                relating to Registrant.*

     23.4   -   Consent of Arthur Andersen LLP relating to Gerrity
                Oil & Gas Corporation.*

     23.5   -   Consent of Coopers & Lybrand L.L.P. relating to
                Gerrity Oil & Gas Corporation.*

     27     -   Financial Data Schedule.*

     99     -   Reserve letter from Ryder Scott Company Petroleum
                Engineers dated January 30, 1996 to the DelMar
                Operating, Inc. interest as of December 31, 1995.*

     99.1   -   Reserve letter from Ryder Scott Company Petroleum
                Engineers dated January 31, 1996 to the Snyder Oil
                Corporation interest in the Baralonco properties as of December 31, 1995.*

     99.2   -   Reserve letter from Netherland, Sewell & Associates,
                Inc. dated March 20, 1996 to the Snyder Oil
                Corporation interest as of December 31, 1995.*


     (b)        No reports on Form 8-K in the fourth quarter of 1995.

     * Filed herewith.

                                      SIGNATURE


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ John C. Snyder                                    March  20, 1996
---------------------
John C. Snyder        Director and Chairman of the Board
                        (Principal Executive Officer)


/s/ Thomas J. Edelman                                 March  20, 1996
---------------------
Thomas J. Edelman     Director and President
                        (Principal Financial Officer)


/s/ Roger W. Brittain                                 March  20, 1996
---------------------
Roger W. Brittain     Director


/s/ John A. Hill                                      March  20, 1996
---------------------
John A. Hill          Director


/s/ William J. Johnson                                March  20, 1996
---------------------
William J. Johnson    Director


/s/ B. J. Kellenberger                                March  20, 1996
----------------------
B. J. Kellenberger    Director


/s/ James E. McCormick                                March  20, 1996
----------------------
James E. McCormick    Director


/s/ Alfred M. Micallef                                March  20, 1996
----------------------
Alfred M. Micallef    Director


/s/Edward T. Story                                    March 20, 1996
---------------------
Edward T. Story       Director and
                      Vice President - International


/s/ James H. Shonsey                                  March  20, 1996
---------------------
James H. Shonsey      Vice President - Finance
                      (Principal Accounting Officer)