Form 10-Q
period 1996-03-31
SNYDER OIL CORP
filed 1996-05-07
CIK 860713

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                               -------------------------

                                OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                 ---------   ---------

        ________________________________________________________
                     Commission file number 1-10509
                                            -------
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

31,560,257 Common Shares were outstanding as of May 6, 1996

PART I.  FINANCIAL INFORMATION



            The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and the results of operations.

                                             SNYDER OIL CORPORATION

                                     CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                         December 31,       March 31,
                                                                                             1995             1996
                                                                                        --------------   -------------
                                                                                                          (Unaudited)
                                                  ASSETS
Current assets
    Cash and equivalents                                                                   $   27,263      $   43,335
    Accounts receivable                                                                        29,259          32,870
    Inventory and other                                                                        11,769          11,719
                                                                                            ----------      ----------
                                                                                               68,291          87,924
                                                                                            ----------       ---------

Investments (Note 4)                                                                           33,220          34,119
                                                                                            ----------       ---------

Oil and gas properties, successful efforts method (Note 5)                                    675,961         687,745
    Accumulated depletion, depreciation and amortization                                     (240,744)       (256,460)
                                                                                             ---------       ---------
                                                                                              435,217         431,285
                                                                                             ---------       ---------

Gas facilities and other (Note 5)                                                              30,506          28,235
    Accumulated depreciation                                                                  (11,741)         (9,873)
                                                                                             ---------       ---------
                                                                                               18,765          18,362
                                                                                             ---------       ---------
                                                                                            $ 555,493       $ 571,690
                                                                                            ==========      ==========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                        $  36,353       $  52,743
    Accrued liabilities                                                                        26,096          25,964
                                                                                             ---------       ---------
                                                                                               62,449          78,707
                                                                                             ---------       ---------


Senior debt, net (Note 3)                                                                     150,001         156,001
Convertible subordinated notes (Note 3)                                                        84,058          84,160
Other noncurrent liabilities (Notes 7 and 9)                                                   20,016          13,947

Minority interest                                                                               3,601           3,951
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
    Preferred stock, $.01 par, 10,000,000 shares authorized,
        6% Convertible preferred stock, 1,035,000 shares
            issued and outstanding                                                                 10              10
    Common stock, $.01 par, 75,000,000 shares authorized,
        31,430,227 and 31,560,257 issued                                                          314             316
    Capital in excess of par value                                                            265,911         264,645
    Retained earnings (deficit)                                                               (29,001)        (28,777)
    Common stock held in treasury, 134,191 and 166,022 shares at cost                          (2,457)         (2,715)
    Foreign currency translation adjustment                                                       380           1,212
    Unrealized gain on investments (Note 4)                                                       211             233
                                                                                            ----------      ----------
                                                                                              235,368         234,924
                                                                                            ----------      ----------
                                                                                            $ 555,493       $ 571,690
                                                                                            ==========      ==========

                         The accompanying notes are an intergral part of these statements.

                                          SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                    (In thousands except per share data)


                                                                                      Three Months Ended March 31,
                                                                                     -----------------------------
                                                                                         1995             1996
                                                                                     ------------     ------------
                                                                                              (Unaudited)
Revenues (Note 8)
 Oil and gas sales                                                                     $ 37,601         $ 36,122
 Gas processing, transportation and marketing                                            13,566            4,451
 Gains (loss) on sales of properties (Note 5)                                               732              (20)
 Other                                                                                    1,118            1,166
                                                                                       ---------        ---------
                                                                                         53,017           41,719
                                                                                       ---------        ---------
Expenses
 Direct operating                                                                        12,980           10,759
 Cost of gas and transportation                                                          10,029            3,696
 Exploration                                                                              1,121              514
 General and administrative                                                               4,558            3,868
 Interest and other                                                                       6,404            4,293
 Litigation settlement (Note 10)                                                          4,400              -
 Depletion, depreciation and amortization                                                19,986           16,771
                                                                                       ---------        ---------
Income (loss) before taxes and minority interest                                         (6,461)           1,818
                                                                                       ---------        ---------
Provision (benefit) for income taxes (Note 7)
     Current                                                                                 25               25
     Deferred                                                                              (591)            (335)
                                                                                       ---------        ---------
                                                                                           (566)            (310)
                                                                                       ---------        ---------
Minority interest                                                                           (86)            (351)
                                                                                       ---------        ---------
Net income (loss)                                                                      $ (5,981)        $  1,777
                                                                                       =========        =========
Net income (loss) per common share (Note 6)                                            $   (.25)        $    .01
                                                                                       =========        =========

Weighted average shares outstanding (Note 6)                                             30,035           31,302
                                                                                       =========        =========

                         The accompanying notes are an integral part of these statements.

                                                SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                       STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                     (In thousands)

                                            Preferred Stock         Common Stock        Capital in    Retained
                                        ----------------------  --------------------     Excess of    Earnings
                                          Shares      Amount      Shares     Amount      Par Value    (Deficit)
                                         --------    --------    --------   --------    -----------  -----------
Balance, December 31, 1994                  1,035    $     10     30,209    $    302    $   255,961  $   20,959

 Common stock grants and
     exercise of options                      -           -          138           1            856         -

 Issuance of common                           -           -        1,083          11         13,021         -

 Dividends                                    -           -           -          -           (3,927)    (10,129)

 Net loss                                     -           -           -          -              -       (39,831)
                                          --------    --------   --------    --------    ----------   ---------
Balance, December 31, 1995                  1,035          10     31,430         314        265,911     (29,001)

 Common stock grants and
     exercise of options                      -           -          130           2            770         -

 Dividends                                    -           -           -          -           (2,036)     (1,553)

 Net income                                   -           -           -          -              -         1,777
                                          --------    --------   --------    --------    ----------   ---------
Balance, March 31, 1996
 (Unaudited)                                1,035     $    10     31,560     $   316     $  264,645   $ (28,777)
                                          ========    ========   ========    ========    ==========   =========

                         The accompanying notes are an integral part of these statements.

                                      SNYDER OIL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                           (In thousands)
                                                                         Three Months Ended March 31,
                                                                      ----------------------------------
                                                                          1995                  1996
                                                                      -------------        -------------
                                                                                  (Unaudited)
Operating activities
         Net income (loss)                                                $  (5,981)           $  1,777
         Adjustments to reconcile net income (loss) to net
             cash provided by operations
                 (Gain) loss on sales of properties                           (732)                 20
                 Exploration expense                                         1,121                 514
                 Depletion, depreciation and amortization                   19,986              16,771
                 Deferred taxes                                               (591)               (335)
                 Gain on sales of investments                                (1,236)               (407)
                 Equity in losses of unconsolidated subsidiaries               562                  88
                 Amortization of deferred credits                             (529)               (534)
                 Changes in operating assets and liabilities
                     Decrease (increase) in
                        Accounts receivable                                 (5,399)             (3,611)
                        Inventory and other                                 (1,234)                 50
                     Increase (decrease) in
                        Accounts payable                                    (2,209)             16,390
                        Accrued liabilities                                  4,825               1,050
                        Other liabilities                                      (39)             (5,415)
                     Other                                                      49                  25
                                                                         ----------          ----------
                 Net cash provided by operations                             8,593              26,383
                                                                         ----------          ----------

Investing activities
         Acquisition, development and exploration                          (44,601)            (13,737)
         Proceeds from investments                                             764                 774
         Outlays for investments                                               -                  (165)
         Proceeds from sales of properties                                    1,530                 (63)
                                                                         ----------          ---------
                 Net cash used by investing                                (42,307)            (13,191)
                                                                         ----------          ---------
Financing activities
         Issuance of common                                                    (38)                487
         Increase in indebtedness                                           31,008               6,102
         Dividends                                                          (3,510)             (3,589)
         Deferred credits                                                    1,748                (120)
                                                                         ----------          ----------
                 Net cash realized by financing                             29,208               2,880
                                                                         ----------          ----------
Increase (decrease) in cash                                                  (4,506)             16,072
Cash and equivalents, beginning of period                                   21,733              27,263
                                                                         ----------          ----------
Cash and equivalents, end of period                                      $  17,227           $  43,335
                                                                         ==========          ==========

                       The accompanying notes are an integral part of these statements.

                          SNYDER OIL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     ORGANIZATION AND NATURE OF BUSINESS

     Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, exploration, development and production of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. To a lesser extent, the Company gathers, transports and markets natural gas generally in proximity to its principal producing properties. The Company is also engaged to a growing extent in international acquisition, exploration and development. The Company, a Delaware corporation, is the successor to a company formed in 1978.

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces over 70% of its natural gas, have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of increased production in the area and limited transportation capacity to other regions of the country.
As a result, prices are particularly sensitive to local demand, which has been depressed primarily due to unusually mild weather in the region. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

     Subsequent to the end of the quarter, several significant transactions were consummated or agreed upon. In mid-April, the sale to two institutional investors of a 15.4% interest in the Company's Russian subsidiary was consummated. The sale reduced SOCO's net interest in the Permtex joint venture by approximately 3% and will result in a gain of approximately $2.5 million in the second quarter. In late April, the Company agreed to acquire an incremental interest in its Gulf of Mexico properties for a purchase price of $15.5 million, effective January 1, 1996 and to buy out all but one of the remaining shareholders in its subsidiary, DelMar Petroleum, Inc. On May 2, the consolidation of Gerrity Oil & Gas Corporation ("Gerrity") into the Company's subsidiary, Patina Oil & Gas Corporation, was concluded (the "Merger"). Simultaneously, a 45% interest in the Company's Piceance Project was sold for $22 million and a joint venture to further develop the properties was agreed upon. The sale fully recovered the cost of the Company's Piceance acreage and will result in a net gain of approximately $1.8 million in the second quarter.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the Company). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates being accounted for in this manner include DelMar Petroleum, Inc. Affiliates in which the Company owns 50% or less are accounted for under the equity method. Affiliates being accounted for in this manner include Command Petroleum Limited ("Command"), SOCO Perm Russia, Inc. ("SOCO Perm"), the Company's Russian subsidiary, and SOCO Tamtsag Mongolia, Inc. ("Tamtsag"). The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated with other operations.

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under successful efforts, oil and gas leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated net future dismantlement, restoration and abandonment costs (net of estimated salvage values), if any, are accrued over the properties' operating lives. Such costs are calculated at unit-of-production rates based upon estimated proved recoverable reserves and are taken into account in determining depletion, depreciation and amortization.

     Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded the undiscounted future cash flows. During the three months ended March 31, 1995, the Company did not provide for any impairments. During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. During the three months ended March 31, 1996, the Company did not provide for any impairments.

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

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and March 31, 1996 were not significant.

Financial Instruments

      The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                                December 31,               March 31,
                                                                    1995                     1996
                                                          ----------------------     ---------------------
                                                                           (In thousands)
                                                             Book        Fair          Book        Fair
                                                             Value       Value         Value       Value
                                                           ---------   ---------     ---------   ---------
     Cash and equivalents                                  $  27,263   $  27,263     $  43,335   $  43,335
     Investments                                              33,220      52,203        34,119      74,037
     Senior debt                                            (150,001)   (150,001)     (156,001)   (156,001)
     Convertible subordinated notes                          (84,058)    (79,997)      (84,160)    (72,881)
     Commodities contracts                                       -        11,623           -        16,993
     Interest rate swap                                          -           107           -           (81)

The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (4) for a discussion of the Company's investments. The fair value of senior debt is presented at the current floating rate. The fair value of the convertible subordinated notes was estimated based on their closing prices on the New York Stock Exchange.

     To a limited extent, the Company enters into commodities contracts to hedge the price risk of a portion of its production. Gains and losses on commodities contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue when the related transaction being hedged is finalized (generally on a monthly basis). In 1994, the Company entered into a gas swap arrangement in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices on a limited portion of its gas production to reduce exposure to the Rocky Mountain spot prices. The Company wanted to diversity its price risk between Henry Hub and Rocky Mountain spot prices. At March 31, 1996, the long-term contract in effect covered 20,000 MMBtu per day through 2004. In March 1996, that volume represented approximately 20% of the Company's current Rocky Mountain gas production. The fair value of the contract was based on the quoted market price of a similar instrument of the same duration.

     In September 1995, the Company entered into an interest rate swap agreement for a principal amount of $50 million to reduce the impact of changes in interest rates on its revolving credit facility. The agreement requires that the Company pay the counterparty interest at a fixed rate of 5.585%, and requires the counterparty to pay the Company interest at the one month LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are generally settled on a monthly basis. The agreement matures on September 26, 1997, with the counterparty having the option to extend it for another two years. At March 31, 1996, the fair value of the agreement was estimated as the net present value discounted at 10% of cash flows based on the interest rate differential.

Other

     All liquid investments with an original maturity of three months or less are considered to be cash equivalents.

     Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification.

     In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1995 annual report on Form 10-K.

(3)     INDEBTEDNESS

     The following indebtedness was outstanding on the respective dates:

                                                                   December 31,       March 31,
                                                                      1995              1996
                                                                  -------------    -------------
                                                                          (In thousands)
     Revolving credit facility                                     $   150,001      $   156,001
     Less current portion                                                  -                -
                                                                   -----------      -----------
          Senior debt, net                                         $   150,001      $   156,001
                                                                   ===========      ===========

     Convertible subordinated notes, net                           $    84,058      $    84,160
                                                                   ===========      ===========

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $225 million at March 31, 1996.
In May 1996, the borrowing base was reduced to $125 million upon consummation of the Merger discussed in Note 5 below. Also in conjunction with the Merger, Patina paid the Company $75 million which was used to reduce the Company's borrowings under the facility. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the three months ended March 31, 1996, the average interest rate under the revolver was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of $1.0 million in minimum working capital as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of March 31, 1996.

     In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $23.16 per share, and are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest.

     Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1996, 1997, 1998 and 1999 and $156.0 million in 2000. The long-term portion of the revolving credit facility is scheduled to expire in 2000; however, it is management's policy to renew both the short-term and long-term facility and extend the maturities on a regular basis.

     Cash payments for interest were $4.0 million and $2.2 million, respectively, for the three months ended March 31, 1995 and 1996.

(4)     INVESTMENTS

     The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of the Company's investments:

                                                              December 31, 1995              March 31, 1996
                                                            ---------------------       -----------------------
                                                                               (In thousands)

                                                               Book      Fair               Book      Fair
                                                               Value     Value              Value     Value
                                                             --------   --------          --------   -------
     Equity method investments                               $ 30,901   $ 49,884          $ 32,260   $ 72,178
     Marketable securities                                        652        652               233        233
     Long-term notes receivable                                 1,667      1,667             1,626      1,626
                                                             --------   --------          --------   --------
                                                             $ 33,220   $ 52,203          $ 34,119   $ 74,037
                                                             ========   ========          ========   ========

     The Company follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires that investments in marketable securities accounted for on the cost method and long-term notes receivable must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

     The Company has an investment in Command, an Australian exploration and production company, accounted for by the equity method. Command is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In 1995, the Company acquired an additional
4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia. The Company will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $1.4 million gain was recognized during 1995. The fair value of the Company's investment in Command based on Command's closing price at

March 31, 1996 was $33.7 million, compared to a book value of $25.7 million.

     In early 1993, the Company formed Permtex to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its interest in the project to three industry participants in 1994. As a result, its equity investment was reduced from 50% to 20.6% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to the venture and as a result, the Company recognized an additional gain of $1.1 million. The Russian investment had a book value of $4.6 million at March 31, 1996. In April 1996, the Company closed a private placement which reduced its equity investment in Permtex to 17.5% and established a fair value for the Company's remaining position of $22.7 million. The Company expects to recognize a gain in the second quarter of approximately $2.5 million as a result of this transaction.

     In late 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia. In late 1994 and early 1995, the venture sold a portion of its equity to three industry participants, one of which committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the venture. Accordingly, the Company's equity investment was reduced from 100% to 42% and had a book value at March 31, 1996 of $1.9 million. The fair value of the Company's investment, based on a recent equity sale by one of the industry participants to another entity, was approximately $15.8 million at March 31, 1996. The first well was drilled in the second quarter 1995 and found to be noncommercial. The second well was spudded in the third quarter and encountered hydrocarbons, but testing was suspended until April 1996 when the proper equipment could be mobilized. Well testing recently began.

     The Company had investments in equity securities of publicly traded domestic energy companies accounted for on the cost method, with a total cost at December 31, 1995 and March 31, 1996 of $328,000 and zero. The market value of these securities at December 31, 1995 and March 31, 1996 approximated $652,000 and $233,000. During the three months ended March 31, 1996, the Company sold substantially all of its remaining investments in these securities for $733,000 and recognized a corresponding gain of $407,000. The remainder of these securities were sold in April 1996 for a gain of approximately $233,000. In accordance with SFAS 115 at December 31, 1995 and March 31, 1996, investments were increased by $324,000 and $233,000 of gross unrealized holding gains, stockholders' equity was increased by $211,000 and $233,000 and deferred taxes payable were increased by $113,000 and zero.

     The Company holds long-term notes receivable due from privately held corporations with a book value of $1.7 million and $1.6 million at December 31, 1995 and March 31, 1996. All notes are secured by certain assets, including stock and oil and gas properties. The Company believes that, based on existing market conditions, the balances will be recovered in one to five years.
At December 31, 1995 and March 31, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(5)     OIL AND GAS PROPERTIES AND GAS FACILITIES

     The cost of oil and gas properties at December 31, 1995 and March 31, 1996 includes $24.2 million and $24.7 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                                Three
                                                                      Year Ended             Months Ended
                                                                     December 31,              March 31,
                                                                         1995                    1996
                                                                    -------------           --------------
                                                                               (In thousands)
     Proved acquisitions                                             $    13,675              $    1,554
     Acreage acquisitions                                                  7,388                     438
     Development                                                          62,578                   9,669
     Gas processing, transportation and other                              7,886                     653
     Exploration                                                           8,214                     593
                                                                     -----------              ----------
                                                                     $    99,741              $   12,907
                                                                     ===========              ==========

     Of the total development expenditures, $3.3 million was concentrated in the Piceance Basin of western Colorado where six wells were placed on sales with two in progress at quarter end. In the Green River Basin of southern Wyoming, $2.2 million was incurred to place five wells on sales with three in progress at quarter end. The Company expended $2.0 million offshore in the Gulf of Mexico, with two wells placed on sales and two wells in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $1.5 million was incurred to place three wells on sales with three in progress at quarter end.

     In January 1996, the Company entered into an agreement whereby the Wattenberg operations of the Company will be consolidated with Gerrity. As a result, the Company will own 70% of the common stock and the former Gerrity shareholders will own 30% of the common stock of a new public company which will be known as Patina Oil & Gas Corporation ("Patina"). On May 2, 1996, the Merger occurred. The Merger will be accounted for by Patina as a purchase of Gerrity. As the Company will own more than 50% of Patina, Patina will be consolidated into the Company's financial statements.

     Subsequent to quarter end, the Company sold a 45% interest in its Piceance Basin holdings (the "Piceance Transaction") for a gross purchase price of approximately $22 million. The Company expects to recognize a net gain of approximately $1.8 million in the second quarter as a result of this transaction.

     In April 1996, the Company signed a letter of intent to acquire an incremental interest in certain properties located in the Gulf of Mexico for a gross purchase price of approximately $15.5 million. The acquisition is expected to close in the second quarter.

     The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming significant acquisitions and divestitures consummated during 1995 and 1996 (including the Merger and the Piceance Transaction which were yet to be completed as of March 31, 1996) had been consummated on March 31, 1996 (for balance sheet data) and January 1, 1995 and 1996 (for statement of operations data). The pro forma effect of the Merger is based on assumptions set at the time of the filing of Patina's registration statement declared effective by the Securities and Exchange Commission. Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                          As of or for            As of or for
                                                                        the Year Ended         the Three Months
                                                                         December 31,           Ended March 31,
                                                                             1995                    1996
                                                                        --------------         ----------------
                                                                         (In thousands, except per share data)
Total assets                                                               $ 555,493               $ 779,663
Oil and gas sales                                                          $ 193,930               $  47,747
Total revenues                                                             $ 221,636               $  53,528
Production direct operating margin                                         $ 134,628               $  34,886
Net income (loss)                                                          $ (34,317)              $   3,095
Net income (loss) per common share                                         $   (1.30)              $    0.05
Weighted average shares outstanding                                           31,269                  31,302


     In addition to the above pro forma effects, because Patina will be consolidated into the Company's financial statements but will not be consolidated into the Company's federal income tax return, the Company believes it will be required to recognize a one time non-cash charge in the second quarter of approximately $25 million to $28 million of deferred tax expense related to the Merger.

(6)     STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 31.4 million were issued at March 31, 1996. In 1994, the Company granted 2 million warrants in exchange for the right to drill wells on certain acreage in the Wattenberg area.
The exercise price of the warrants is $21.60 per share with one million expiring in February 1998 and the remaining one million in February 1999. For financial reporting purposes, the warrants were valued at $3.5 million, which was recorded as an increase to oil and gas properties and capital in excess of par value. In 1995, the Company issued 1.2 million shares of common stock, with 1.1 million shares issued in exchange for acquired property interests and 138,000 shares issued primarily for the exercise of stock options by employees (for which 12,000 shares were received as consideration in lieu of cash and are held in treasury). During the three months ended March 31, 1996, the Company issued 130,000 shares primarily for the exercise of stock options by employees (for which 32,000 shares were received as consideration in lieu of cash and are held in treasury). Quarterly dividends of $.065 per share were paid in 1995 and the first quarter of 1996. For book purposes, subsequent to June 1995, the common stock dividends were in excess of retained earnings and as such have been and will continue to be treated as distributions of capital.

     A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a one quarter interest in one share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $21.00 per share and is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $6.2 million and $1.6 million ($1.50 per 6% convertible depositary share per annum), respectively, in preferred dividends during 1995 and the three months ended March 31, 1996.

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

     Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net income (loss) available to common for the three months ended March 31, 1995 and 1996, was ($7.5) million and $224,000, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)    FEDERAL INCOME TAXES

     At March 31, 1996, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the benefit for the three months ended March 31, 1995 and 1996 follows:

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                                1995          1996
                                                                            -----------   -----------
Federal statutory rate                                                         (35%)           35%
Utilization of net deferred tax asset                                                         (56%)
Loss in excess of net deferred tax liability                                    26%             -
                                                                              -------        -------
Effective income tax rate                                                       (9%)          (21%)
                                                                              =======        =======

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

(8)     MAJOR CUSTOMERS

     For the three months ended March 31, 1995 and 1996, no purchaser accounted for more than 10% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)     DEFERRED CREDITS

     In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $12.8 million were received through 1995 which is expected to increase net income through mid 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this arrangement. The Company recognized $529,000 and $534,000 of this revenue during the three months ended March 31, 1995 and 1996. The Company has reached an agreement to replace the existing partnership to monetize Section 29 tax credits. The new agreement, involving both properties being contributed to Patina in conjunction with the Merger as well as properties retained by the Company, provides for the Company to receive proceeds from the sale of an interest in such oil and gas properties which will entitle the purchaser to receive Section 29 tax credits associated with future natural gas production from the properties. The Company will retain a variable production payment from the properties. As a result, this transaction is anticipated to increase cash flow and net income through 2002. A revenue increase of more than $.40 per Mcf is expected to be realized on production generated from qualified Section 29 properties in this arrangement.

(10)     COMMITMENTS AND CONTINGENCIES

     The Company rents office space and gas compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.5 million for the remainder of 1996, $2.1 million for 1997, $2.2 million for 1998 and $2.4 million for 1999 and 2000.

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

     In 1993, the Company was granted a $2.7 million judgment in litigation involving the allocation of proceeds from a pipeline dispute. On appeal, the appellate court upheld the verdict but reduced the judgment to approximately $1.4 million plus interest. The judgment had been appealed to the Oklahoma supreme court but the appeal was recently denied. Net judgment proceeds of approximately $1.5 million, including interest, were received in April 1996 and will be reflected in the second quarter.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Total revenues for the three months ended March 31, 1996 declined 21% to $41.7 million. The revenue decrease included a $9.1 million decline in gas processing, transportation and marketing revenues primarily as a result of the sale of the Wattenberg gas facilities in 1995. Oil and gas sales declined 4% to $36.1 million. The decrease was due to a 20% decline in equivalent oil and gas production almost offset by a 20% increase in the average price received per equivalent barrel for the same period in 1995. However, production as compared to the fourth quarter of 1995 remained relatively constant. Net income for the first quarter of 1996 was $1.8 million as compared to a net loss of $6.0 million for the same period in 1995. The increase in net income is primarily attributable to a $4.4 million non-recurring charge related to a litigation settlement in the first quarter 1995, $3.3 million less of depletion, depreciation and amortization in 1996 and $2.1 million less of interest and other expense. These items were offset somewhat by the effect of the Wattenberg gas facilities sales. Net income per common share rose to $.01 compared to net loss of $.25 in 1995.

     Revenues from production operations less direct operating expenses were $25.4 million, slightly above the prior year quarter. Average daily production in the first quarter of 1996 was 9,039 barrels and 132 MMcf (31,007 barrels of oil equivalent), decreases of 30% and 17%, respectively. However, as compared to the fourth quarter of 1995, production remained relatively stable (30,878 barrels of oil equivalent). The production decreases resulted primarily from the Company's reduced development schedule in 1996, due to poor gas prices, together with the effects of property sales in 1995. Average oil prices increased to $17.95 per barrel compared to $16.40 received in the first quarter of 1995. Natural gas prices averaged $1.78 per Mcf, a 36% increase from the $1.31 received in first quarter 1995. The increase was primarily attributable to prices finally rebounding in areas outside of the Rocky Mountain region. Unfortunately, prices within the Rocky Mountain region continue to be severely depressed. First quarter operating expenses per equivalent barrel (including production taxes) remained relatively stable at $3.81 per equivalent barrel as compared to $3.68 in the comparable 1995 period.

     The direct operating margin from gas processing, transportation and marketing activities for the quarter decreased by 79% to $755,000 from $3.5 million in 1995. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg gas facilities. The Company realized almost $80 million in sales proceeds during 1995 on the facilities and recognized a total of $8.7 million in gains during the 1995 year. The direct operating margin was also impacted by a loss of $150,000 related to an Oklahoma cogeneration facility gas supply contract. The loss compares to income in the first quarter of 1995 of $355,000. A contractual limitation of the contract sales price and rising gas purchase cost resulted in the loss.

     Loss on sales of properties was $20,000 for the quarter as compared to a gain of $732,000 in the prior year quarter. Both the gain and the loss resulted from small property sales related to the ongoing program to dispose of non-strategic assets. Other income was $1.2 million in the first quarter of 1996 compared to $1.1 million in 1995. The 1996 other income consisted primarily of a gain on sale of marketable securities, lease bonuses and delay rentals received on Company owned minerals and interest income whereas the 1995 amount also included gains on sales of partial interests in the Company's international ventures partially offset by equity in losses of international subsidiaries.

     Exploration expenses in 1996 decreased to $514,000 from $1.1 million in the first quarter 1995. The decrease resulted primarily from discontinuation of certain exploration projects located in New Mexico and Wyoming.

     General and administrative expenses, net of reimbursements, for first quarter 1996 were $3.9 million, a 15% decrease from the same period in 1995. The decrease is attributable to previously disclosed reductions in personnel in addition to a $600,000 charge for severance costs related to the reduction in personnel that was recorded in the first quarter of 1995. The decrease was partially offset by decreased reimbursements due primarily to the reduced drilling activities.

    Interest and other expense was $4.3 million compared to $6.4 million in the first quarter 1995. The majority of the decrease is the result of the significant decrease in average outstanding debt levels due to sales of non-strategic assets and lower average interest rates. The litigation settlement of $4.4 million was a non-recurring charge recorded in the first quarter of 1995 as the result of a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site that was settled in April 1995 at year end 1995.

     Depletion, depreciation and amortization expense for the first quarter decreased 16% from the same period in 1995. This decrease is due to the decline in production as compared to 1995. The decrease due to declining production was offset somewhat by a higher depletion, depreciation and amortization rate of $5.56 per equivalent barrel compared to $4.84 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at then current price levels at year end 1995.

Development, Acquisition and Exploration

     During the three months ended March 31, 1996, the Company incurred $12.9 million in capital expenditures, including $9.7 million for oil and gas development, $2.0 million for acquisitions, $593,000 for exploration, $420,000 for gas facility expansion and $233,000 for field and office equipment.

     Of the total development expenditures, $3.3 million was concentrated in the Piceance Basin of western Colorado where six wells were placed on sales with two in progress at quarter end. In the Green River Basin of southern Wyoming, $2.2 million was incurred to place five wells on sales with three in progress at quarter end. The Company expended $2.0 million offshore in the Gulf of Mexico, with two wells placed on sales and two wells in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $1.5 million was incurred to place three wells on sales with three in progress at quarter end.

     During the three months ended March 31, 1996, the Company expended $2.0 million relating to acquisitions. Of this amount, $815,000 was for producing properties, $739,000 was for capitalized costs associated with the Merger and $438,000 was for acreage purchases in or around the Company's operating hubs.

     In January 1996, the Company entered into an agreement whereby the Wattenberg operations of the Company will be consolidated (the "Merger") with Gerrity Oil & Gas Corporation ("Gerrity"). As a result, the Company will own 70% of the common stock and the former Gerrity shareholders will own 30% of the common stock of a new public company which will be known as Patina Oil & Gas Corporation ("Patina"). On May 2, 1996, the Merger occurred. The Merger will be accounted for by Patina as a purchase of Gerrity. As the Company will own more than 50% of Patina, Patina will be consolidated into the Company's financial statements.

     In April 1996, the Company agreed to acquire an incremental interest in its Gulf of Mexico properties for a purchase price of $15.5 million, effective January 1, 1996 and to buy out all but one of the remaining shareholders in its subsidiary, DelMar Petroleum, Inc.

Financial Condition and Capital Resources

     At March 31, 1996, the Company had total assets of $571.7 million. Total capitalization was $475.1 million, of which 49% was represented by stockholder's equity, 33% by senior debt, and 18% by subordinated debt. During the three months ended March 31, 1996, net cash provided by operations was $26.4 million, an increase of 207% compared to 1995. As of March 31, 1996, commitments for capital expenditures totalled $3.5 million. The Company anticipates that 1996 expenditures for development drilling will approximate $55 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized. As a result of the Merger, the Company expects the transaction to result in increased consolidated net cash provided by operations, although cash generated by Patina will be retained by Patina and will not be available to fund the Company's other operations or to pay dividends to its stockholders.

     The Company maintains a $500 million revolving credit facility. The facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at March 31, 1996 was $225 million.
In May 1996, the borrowing base was reduced to $125 million upon consummation of the Merger. Also in conjunction with the Merger, Patina paid the Company $75 million which was used to reduce the Company's borrowings under the facility. The majority of the borrowings under the facility currently bear interest at LIBOR plus
 .75% with the remainder at prime. The Company also has the option to select CD plus .75%. The margin on LIBOR or CD loans increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments as of December 31, 1995.

     In 1994, the Company executed an agreement with Union Pacific Resources Corporation ("UPRC") whereby the Company gained the right to drill wells on UPRC's previously uncommitted acreage in the Wattenberg area. UPRC retained a royalty and the right to participate as a 50% working interest owner in each well, and received warrants to purchase two million shares of Company stock. In February 1995, the exercise prices were reset to $21.60 per share and their expiration extended one year. One million of the warrants expire in February 1998 and the other million expire in February 1999. In early 1995, the Company paid UPRC $400,000 for an extension of the time period to drill the commitment wells and released a portion of the outlying acreage committed to the venture. During 1995, the Company drilled less than the required minimum number of wells in the UPRC agreement. UPRC has asserted that the Company's right to earn additional acreage under the agreement terminated on December 31, 1995 and that the Company is required to pay approximately $4.1 million in penalties to UPRC. Arbitration proceedings on the matter have been initiated. The Company established a reserve for these penalties in 1995.

     In 1992, the Company formed a partnership to monetize Section 29 tax credits to be realized from the Company's properties, mainly in the DJ Basin. Contributions of $12.8 million were received through 1995 which is expected to increase net income through mid 1996. A revenue increase of more than $.40 per Mcf is realized on production generated from qualified Section 29 properties in this arrangement. The Company recognized $529,000 and $534,000 of this revenue during the three months ended March 31, 1995 and 1996. The Company has reached an agreement to replace the existing partnership to monetize Section 29 tax credits. The new agreement, involving both properties being contributed to Patina in conjunction with the Merger as well as properties retained by the Company, provides for the Company to receive proceeds from the sale of an interest in such oil and gas properties which will entitle the purchaser to receive Section 29 tax credits associated with future natural gas production from the properties. The Company will retain a variable production payment from the properties. As a result, this transaction is anticipated to increase cash flow and net income through 2002. A revenue increase of more than $.40 per Mcf is expected to be realized on production generated from qualified Section 29 properties in this arrangement.

     The Company maintains a program to divest marginal properties and assets which do not fit its long range plans. During the three months ended March 31, 1995, the Company received $1.5 million in proceeds from the sale of oil and gas properties. The proceeds were applied to reduce the Company's outstanding senior debt.
There were no significant sales during the first quarter of 1996. However, subsequent to quarter end, the Company sold a 45% interest in its Piceance Basin holdings for a gross purchase price of approximately $22 million. The Company expects to recognize a net gain of approximately $1.8 million in the second quarter as a result of this transaction.

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

     The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average gas prices prior to 1994 exclude Mississippi gas production sold under a high price contract. In 1993, the Company renegotiated the gas contract and received a substantial payment. Average gas prices for 1995 and for the first quarter of 1996 were increased by $.06 and $.16 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.


                                                                  Average Prices
                                                      -------------------------------------
                                                        Crude Oil                   Per
                                                           and        Natural    Equivalent
                                                         Liquids        Gas        Barrel
                                                        ---------    ---------   ----------
                                                        (Per Bbl)    (Per Mcf)
          Annual
          ------
           1991                                          $ 20.62       $ 1.68      $ 14.36
           1992                                            18.87         1.74        13.76
           1993                                            15.41         1.94        13.41
           1994                                            14.80         1.67        11.82
           1995                                            16.96         1.35        11.00

         Quarterly
         ---------
           1995
           ----
           First                                         $ 16.40       $ 1.31      $ 10.66
           Second                                          17.52         1.29        10.95
           Third                                           17.05         1.30        10.81
           Fourth                                          16.84         1.55        11.69

           1996
           ----
           First                                         $ 17.95       $ 1.78      $ 12.80


     In March 1996, the Company received an average of $19.37 per barrel and $1.73 per Mcf for its production.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits -

         10.11.4  Fourth Amendment dated as of April 4, 1996 to
                  Fifth Restated Credit Agreement

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         27       Financial Data Schedule

(b) The following report on Form 8-K was filed during the quarter ended March 31, 1996:

         1.       January 29, 1996:  Item 5. Other Events.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SNYDER OIL CORPORATION



                                By (James H. Shonsey)
                                  --------------------------------
                                  James H. Shonsey, Vice President
















May 6, 1996