Form 10-Q
period 1996-06-30
SNYDER OIL CORP
filed 1996-08-13
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                  -------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________      to ______________

            ---------------------------------------------------------

                         Commission file number 1-10509

                             SNYDER OIL CORPORATION

          Delaware                                              75-2306158
          --------                                              ----------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

     777 Main Street, Fort Worth, Texas                            76102
     (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)     (817) 338-4043
                                                         --------------

- -------------------------------------------------------------------------------

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

           31,439,237 Common Shares were outstanding as of August 12, 1996

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                                              SNYDER OIL CORPORATION

                                    CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                                                  (In thousands)
                                                                                  December 31,        June 30,
                                                                                      1995              1996
                                                                                  ------------      -------------
                                                                                                      (Unaudited)

                                                      ASSETS
Current assets
     Cash and equivalents                                                        $      27,263      $      37,744
     Accounts receivable                                                                29,259             48,019
     Inventory and other                                                                11,769             11,156
                                                                                 -------------      -------------
                                                                                        68,291             96,919
                                                                                 -------------      -------------

Investments (Note 4)                                                                    33,220             38,483
                                                                                 -------------      -------------

Oil and gas properties, successful efforts method (Note 5)                             675,961            903,714
     Accumulated depletion, depreciation and amortization                             (240,744)          (274,581)
                                                                                 -------------      -------------
                                                                                       435,217            629,133
                                                                                 -------------      -------------

Gas facilities and other (Note 5)                                                       30,506             33,156
     Accumulated depreciation                                                          (11,741)           (12,464)
                                                                                 -------------      -------------
                                                                                        18,765             20,692
                                                                                 -------------      -------------
                                                                                   $   555,493        $   785,227
                                                                                 =============      =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                              $    36,353       $     55,929
     Accrued liabilities                                                                26,096             37,734
                                                                                   -----------       ------------
                                                                                        62,449             93,663
                                                                                   -----------       ------------

Senior debt, net (Note 3)                                                              150,001            175,297
Senior subordinated notes (Note 3)                                                      -                 104,617
Convertible subordinated notes (Note 3)                                                 84,058             84,262
Other noncurrent liabilities (Notes 7 and 9)                                            20,016             17,385

Minority interest                                                                        3,601             87,742
Commitments and contingencies (Note 10)

Stockholders' equity (Note 6)
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,  6% Convertible preferred stock, 1,035,000 shares
              issued and outstanding                                                        10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,430,227 and 31,907,637 issued                                                  314                319
     Capital in excess of par value                                                    265,911            265,736
     Retained earnings (deficit)                                                       (29,001)           (40,312)
     Common stock held in treasury, 134,191 and 250,000 shares at cost                  (2,457)            (3,539)
     Foreign currency translation adjustment                                               380                 47
     Unrealized investments gains (Note 4)                                                 211                 -
                                                                                   -----------       ------------
                                                                                       235,368            222,261
                                                                                   -----------       ------------
                                                                                   $   555,493       $    785,227
                                                                                   ===========       ============
The accompanying notes are an integral part of these statements.

                                              SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
                                       (In thousands except per share data)




                                                              Three Months                  Six Months
                                                             Ended June 30,                Ended June 30,
                                                       -------------------------      ------------------------
                                                          1995          1996             1995         1996
                                                       -----------   -----------      -----------  -----------
                                                                              (Unaudited)

Revenues (Note 8)
     Oil and gas sales                                 $    38,806   $    44,330      $    76,407  $    80,452
     Gas processing, transportation and marketing           11,412         4,344           24,978        8,795
     Gains on sales of properties (Note 5)                   1,098         3,142            1,830        3,122
     Other                                                   5,826         4,952            6,944        6,118
                                                       -----------   -----------      -----------   ----------

                                                            57,142        56,768          110,159       98,487
                                                       -----------   -----------      -----------   ----------

Expenses
     Direct operating                                       14,522        12,620           27,502       23,379
     Cost of gas and transportation                          8,444         3,415           18,473        7,111
     Exploration                                               937           290            2,058          804
     General and administrative                              4,326         2,709            8,884        6,577
     Interest and other                                      7,580         8,886           13,984       13,179
     Litigation settlement (Note 10)                        -             -                 4,400       -
     Loss on sale of subsidiary interest                    -             15,481           -            15,481
     Depletion, depreciation and amortization               20,675        22,745           40,661       39,516
                                                       -----------    ----------      -----------   ----------

Income (loss) before taxes and minority interest               658        (9,378)          (5,803)      (7,560)
                                                       -----------    ----------      -----------   ----------

Provision (benefit) for income taxes (Note 7)
     Current                                                -                  8               25           33
     Deferred                                               -              -                 (591)        (335)
                                                       -----------    ----------      -----------   ----------
                                                            -                  8             (566)        (302)
                                                       -----------    ----------      -----------   ----------

Minority interest                                             (133)         (597)            (219)        (948)
                                                       -----------    ----------      -----------   ----------


Net income (loss)                                     $        525     $  (9,983)      $   (5,456)  $   (8,206)
                                                      ============     =========       ==========   ==========


Net income (loss) per common share (Note 6)           $       (.03)    $    (.37)      $     (.28)  $     (.36)
                                                      ============  ============       ==========   ==========


Weighted average shares outstanding (Note 6)                30,155        31,450           30,109       31,376
                                                      ============   ===========       ==========   ==========

                             The accompanying notes are an integral part of these statements.

                                                           SNYDER OIL CORPORATION

                                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                   STOCKHOLDERS' EQUITY (Notes 1, 2 and 6)
                                                               (In thousands)




                                           Preferred Stock           Common Stock          Capital in      Retained
                                        --------------------       -------------------       Excess of       Earnings      Treasury
                                        Shares       Amount        Shares      Amount       Par Value      (Deficit)       Stock
                                        ------     ---------       --------  ---------      ----------     ---------        -----

Balance, December 31, 1994                1,035    $      10       30,209    $     302      $ 255,961      $  20,959    $ (2,288)

    Common stock grants and
       exercise of options               -            -               138            1            856         -             (169)

    Issuance of common                   -            -             1,083           11         13,021         -           -

    Dividends                            -            -            -                 -         (3,927)       (10,129)     -

    Net loss                             -            -            -                 -            -          (39,831)     -
                                        -------   -----------     -------    ---------       --------       --------    --------

Balance, December 31, 1995                1,035           10       31,430          314        265,911        (29,001)     (2,457)

    Common stock grants and
       exercise of options               -            -               146            2            875         -             (258)

    Issuance of common                   -            -               399            4          3,689         -           -

    Repurchase of common                 -            -               (67)          (1)          (635)        -             (824)

    Dividends                            -            -            -              -            (4,104)        (3,105)     -

    Net loss                             -            -            -              -               -           (8,206)     -
                                        -------    ---------      -------    ---------     ----------     ----------    --------

Balance, June 30, 1996
    (Unaudited)                           1,035    $      10       31,908    $     319     $  265,736     $  (40,312)   $ (3,539)
                                        =======    =========      =======    =========     ==========     ==========    ========

                           The accompanying notes are an integral part of these statements.


                             SNYDER OIL CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
                                 (In thousands)


                                                                             Six Months Ended June 30,
                                                                        ----------------------------------
                                                                             1995                1996
                                                                        --------------       -------------
                                                                                    (Unaudited)

Operating activities
     Net income (loss)                                                   $      (5,456)       $     (8,206)
     Adjustments to reconcile net income (loss)
         to net cash provided by operations
              Gains on sales of properties                                      (1,830)             (3,122)
              Exploration expense                                                1,993                 804
              Depletion, depreciation and amortization                          40,661              39,516
              Deferred taxes                                                      (591)               (335)
              Gain on sales of investments                                      (4,959)             (3,195)
              Loss on sale of subsidiary interest                               -                   15,481
              Equity in losses of unconsolidated subsidiaries                    1,338                 770
              Amortization of deferred credits                                  (1,058)             (1,052)
              Changes in current and other assets and liabilities
                  Decrease (increase) in
                      Accounts receivable                                       (2,974)             (4,343)
                      Inventory and other                                         (339)              1,662
                  Increase (decrease) in
                      Accounts payable                                           2,051               6,305
                      Accrued liabilities                                        4,197               3,314
                      Other liabilities                                         (1,268)             (4,939)
                  Other                                                             98                  52
                                                                         -------------        ------------
              Net cash provided by operations                                   31,863              42,712
                                                                         -------------        ------------

Investing activities
     Acquisition, development and exploration                                  (66,433)            (52,050)
     Proceeds from investments                                                   2,467               1,057
     Outlays for investments                                                    -                   (4,705)
     Proceeds from sales of properties                                          21,679              25,227
                                                                         -------------        ------------
              Net cash used by investing                                       (42,287)            (30,471)
                                                                         -------------        ------------

Financing activities
     Issuance of common                                                            413                 567
     Repurchase of common stock                                                 -                   (1,460)
     Increase (decrease) in indebtedness                                        13,733               5,312
     Dividends                                                                  (7,024)             (7,209)
     Deferred credits                                                            1,780               1,030
                                                                         -------------        ------------
              Net cash realized (used) by financing                              8,902              (1,760)
                                                                         -------------        ------------

Increase (decrease) in cash                                                     (1,522)             10,481
Cash and equivalents, beginning of period                                       21,733              27,263
                                                                         -------------        ------------
Cash and equivalents, end of period                                      $      20,211        $     37,744
                                                                         =============        ============

Noncash investing and financing activities
     Acquisition of stock                                                       -              $     3,693

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

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

          Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces over 70% of its natural gas, have traditionally been particularly volatile and have been depressed since 1994. In large part, the decreased prices are the result of mild weather, increased production in the area and limited transportation capacity to other regions of the country. Increases or decreases in prices received could have a significant impact on the Company's future results of operations.

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

Principles of Consolidation

          The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the Company). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates being accounted for in this manner include Patina Oil & Gas Corporation ("Patina"). DelMar Petroleum, Inc. ("DelMar") was accounted for in this manner until all remaining minority interests were acquired in June 1996. Affiliates in which the Company owns 50% or less are accounted for under the equity method. Affiliates being accounted for in this manner include Command Petroleum Limited ("Command"), an Australian affiliate, SOCO Perm Russia, Inc. ("SOCO Perm"), a Russian affiliate, and SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"), a Mongolian affiliate. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated.

Producing Activities

          The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the three months ended June 30, 1996, the Company provided impairments of $1.2 million. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values), are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

          Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded the undiscounted future cash flows. During the six months ended June 30, 1995, the Company did not provide for any impairments. During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. During the six months ended June 30, 1996, the Company did not provide for any significant impairments.

Foreign Currency Translation Adjustment

          Command's functional currency is the Australian dollar. The foreign currency translation adjustment reported in the balance sheet is the result of the translation of the Australian dollar balance sheet into United States dollars at the balance sheet dates and changes in the exchange rate subsequent to purchase.

Gas Imbalances

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the Company's proportionate share of gas produced. Gas imbalances at December 31, 1995 and June 30, 1996 were not significant.

Financial Instruments

          The following table sets forth the book value and estimated fair values of the Company's financial instruments:

                                                                    December 31,              June  30,
                                                                        1995                    1996
                                                              ----------------------     --------------------
                                                                              (In thousands)
                                                                Book         Fair         Book         Fair
                                                                Value        Value        Value        Value
                                                              ---------    ---------     --------     --------
          Cash and equivalents                                $  27,263    $  27,263     $ 37,744     $ 37,744
          Investments                                            33,220       52,203       38,483       98,562
          Senior debt                                          (150,001)    (150,001)    (175,297)    (175,297)
          Senior subordinated notes                                -            -        (104,617)    (104,123)
          Convertible subordinated notes                        (84,058)     (79,997)     (84,262)     (78,919)
          Commodity contracts                                      -          11,623         -          15,754
          Interest rate swap                                       -             107         -             (50)

          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (4) for a discussion of the Company's investments. The fair value of senior debt is
presented at face value given  its  floating  rate   structure.   The  fair
value of the convertible subordinated notes is estimated based on their price on the New York Stock Exchange.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue in the period to which the contracts relate. In 1994, the Company entered into a gas swap arrangement in order to lock in the price differential between the Rocky Mountain and the NYMEX Henry Hub prices on a portion of its Rocky Mountain gas production. At June 30, 1996, the long-term contract covered 20,000 MMBtu per day through 2004. In June 1996, that volume represented approximately 15% of consolidated Rocky Mountain gas production. The fair value of the contract was based on a market price quoted for a similar instrument.

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement requires payment to a counterparty based on a fixed rate of 5.585% and requires the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are settled on a monthly basis. The agreement matures in September 1997, with the counterparty having the option to extend it for two years. At June 30, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

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

(3)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                            December 31,   June 30,
                                                               1995         1996
                                                            -----------   ---------
                                                                   (In thousands)

                  SOCO bank facility                         $150,001      $ 59,001
                  Patina bank facilities                         -          116,296
                  Less current portion                           -              -
                                                             --------      -------
                          Senior debt, net                   $150,001      $175,297
                                                             ========      ========

                  Patina senior subordinated notes           $   -         $104,617
                                                             ========      ========

                  SOCO convertible subordinated notes, net   $ 84,058      $ 84,262
                                                             ========      ========

          The Company maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $125 million at June 30, 1996. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the six months ended June 30, 1996, the average interest rate under the revolver was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of $1.0 million in minimum working capital as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $80 million was available for the payment of dividends and other restricted payments as of June 30, 1996.

          Simultaneously with the Merger, Patina entered into a bank credit agreement. The agreement consists of (a) a facility provided to Patina and SOCO Wattenberg (the "Company Facility") and (b) a facility provided to GOG (the "GOG Facility").

          The Patina Facility consists of a term loan facility (the "Patina Term Facility") in an amount up to $87 million and a revolving credit facility (the "Patina Revolving Facility") in an aggregate amount up to $102 million. The Patina Term Facility will be available to fund loans from Patina and/or SOCO Wattenberg to GOG (the "Intercompany Loan") to finance purchases of the GOG 11.75% Senior Subordinated Notes until the first anniversary of the Merger. At June 30, 1996, Patina had not utilized the Patina Term Facility. The amount available for borrowing under the Patina Revolving Facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at June 30, 1996. At June 30, 1996, $81.8 million was outstanding under the Patina Revolving Facility.

          The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at June 30, 1996. At June 30, 1996, $34.5 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Merger.

          The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Patina Revolving Facility and .75% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Patina Term Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Patina Revolving Facility, and 1.5% increasing by 1% on the first anniversary of the Merger and by .5% every six months thereafter with respect to the Patina Term Facility (the "Eurodollar Margin"). During the period subsequent to the Merger through June 30, 1996, the average interest rate under the facilities was 7.1%.

          Patina's bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

          Simultaneously with the Merger, Patina recorded $100 million of Senior Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Merger, Patina also repurchased $1.2 million of the notes. As part of the purchase accounting, the remaining notes have been reflected in the accompanying financial statements at a market value of $104.6 million or 105.875% of their principal amount. Interest is payable each January 15 and July
15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

          The Notes contain covenants that, among other things, limit the ability of GOG to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict GOG from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, GOG's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets is less than 150% of the aggregate indebtedness of GOG. GOG currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of approximately $51 million primarily as a result of lower than anticipated commodity prices. The Company is of the opinion that this will have no materially adverse effect on its financial condition.

          In May 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $22.70 per share. Given the terms of the notes, common stock dividends currently reduce the conversion price when paid. The notes are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000, plus accrued interest. Subsequent to quarter end, the Company began repurchasing a modest amount of these notes in accordance with a repurchase program authorized by the Board.

          Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1996, 1997 and 1998, $116.3 million in 1999 and $59.0 million in 2000. The long-term portions of the Patina Facilities and SOCO Facility are scheduled to expire in 1999 and 2000; however, it is management's policy to renew both the short-term and long-term facility and extend the maturities on a regular basis.

          Consolidated cash payments for interest were $11.7 million and $7.6 million, respectively, for the six months ended June 30, 1995 and 1996.

(4)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of these investments:

                                                               December 31, 1995               June 30, 1996
                                                           ------------------------      -----------------------
                                                                               (In thousands)

                                                             Book           Fair           Book            Fair
                                                             Value          Value          Value           Value
                                                           ---------      ---------      ---------       --------
          Equity method investments                        $  30,901      $  49,884      $  37,453       $ 97,532
          Marketable securities                                  652            652         -              -
          Long-term notes receivable                           1,667          1,667          1,030          1,030
                                                            --------       --------       --------       --------
                                                            $ 33,220       $ 52,203       $ 38,483       $ 98,562
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

          The Company has an investment in Command, an Australian exploration and production company, accounted for by the equity method. Command is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for the Company's interest in the Fejaj Permit area in Tunisia. The Company will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial 4,000 meter drilling commitment. As a result of this transaction, the Company's ownership in Command was increased to 30.0% and a $1.4 million gain was recognized during 1995. In June 1996, the Company purchased 8.5 million shares of Command common stock for $3.6 million, increasing its ownership in Command to 32.6%. The fair value of the Company's investment in Command based on Command's closing price at June 30, 1996 was $53.8 million, compared to a book value of $27.6 million.

          In early 1993, the Company formed Permtex to develop proven oil fields in the Volga-Urals Basin of Russia. To finance its portion of planned development expenditures, the Company sold a portion of its interest in the project to three industry participants in 1994. As a result, its equity investment was reduced from 37.5% to 20.6% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to the venture and as a result, the Company recognized an additional gain of $1.1 million. The Russian investment had a book value of $7.0 million at June 30, 1996. In April 1996, the Company closed a private placement which reduced its equity investment in Permtex to 17.5% and established a fair value for the Company's remaining position of $22.7 million. The private placement agreement requires SOCO Perm Russia, Inc. to list its common shares on a securities exchange during 1997. If such listing does not occur, the new shareholders have the right to require the Company to purchase their shares at a formulated price. The Company recognized a gain in the second quarter of $2.6 million as a result of this transaction.

          In late 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia. In late 1994 and early 1995, the venture sold a portion of its equity to three industry participants, one of which committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the venture. Accordingly, the Company's equity investment was reduced from 100% to 42% and had a book value at June 30, 1996 of $2.9 million. The fair value of the Company's investment, based on recent equity sales, was approximately $21.0 million at June 30, 1996. Subsequently, the SOCO consortium has been granted two additional concessions in the area bringing the total acreage position to approximately 10 million acres.

          The Company had investments in equity securities of publicly traded domestic energy companies accounted for on the cost method, with a total cost at December 31, 1995 and June 30, 1996 of $328,000 and zero. The market value of these securities at December 31, 1995 and June 30, 1996 approximated $652,000 and zero. During the six months ended June 30, 1996, the Company sold all of its remaining investments in these securities for $966,000 and recognized a corresponding gain of $640,000. In accordance with SFAS 115 at December 31, 1995, investments were increased by $324,000 of gross unrealized holding gains, stockholders' equity was increased by $211,000 and deferred taxes payable were increased by $113,000.

     The Company holds long-term notes receivable due from privately held corporations with a book value of $1.7 million and $1.0 million at December 31, 1995 and June 30, 1996. All notes are secured by certain assets, including stock and oil and gas properties. The Company believes that, based on existing market conditions, the balances will be recovered in one to five years. At December 31, 1995 and June 30, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(5)       OIL AND GAS PROPERTIES AND GAS FACILITIES

     The cost of oil and gas properties at December 31, 1995 and June 30, 1996 includes $24.2 million and $21.0 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                            Six
                                                            Year Ended   Months Ended
                                                           December 31,   June 30,
                                                              1995          1996
                                                           -----------   ------------
                                                                 (In thousands)

                  Proved acquisitions                        $ 13,675     $231,182
                  Acreage acquisitions                          7,388        1,761
                  Development                                  62,578       17,680
                  Gas processing, transportation and other      7,886        1,835
                  Exploration                                   8,214          928
                                                             --------     --------
                                                             $ 99,741     $253,386
                                                             ========     ========

     During the six months ended June 30, 1996, the Company expended $231.2 million for domestic proved acquisitions. Of the total acquisition expenditures, $218.3 million related to a noncash acquisition in May 1996 when the Company finalized a transaction (the "Merger") whereby the Wattenberg operations of the Company were consolidated with Gerrity Oil & Gas Corporation ("GOG"). As a result, the Company owns 70% of the common stock and the former GOG shareholders own 30% of the common stock of a new public company which is known as Patina. The Merger was accounted for by Patina as a purchase of GOG. As the Company owns more than 50% of Patina, Patina is consolidated into the Company's financial statements. In May 1996, the Company acquired an incremental interest in certain properties located in the Gulf of Mexico for a net purchase price of $10.6 million. These acquisitions are accounted for utilizing the purchase method.

     Of the total development expenditures, $5.2 million was concentrated in the Piceance Basin of western Colorado where eleven wells were placed on sales with two in progress at quarter end. In the Green River Basin of southern Wyoming, $4.0 million was incurred to place six wells on sales with six in progress at quarter end. The Company expended $3.2 million offshore in the Gulf of Mexico, with three wells placed on sales and three wells in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $3.7 million was incurred to place six wells on sales with one in progress at quarter end.

     In May 1996, the Company sold a 45% interest in its Piceance Basin holdings for a gross purchase price of $22 million. The Company recognized a net gain of $1.8 million in the second quarter as a result of this transaction. Subsequent to quarter end, the Company sold a 50% interest in its Green River Basin gas project for a gross sale price of approximately $16.6 million.

     The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming significant acquisitions and divestitures consummated during 1996 had been consummated on June 30, 1996 (for balance sheet data) and January 1, 1995 and 1996 (for statement of operations data). Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                     As of or for       As of or for
                                                   the Six Months       the Six Months
                                                    Ended June 30,      Ended June 30,
                                                        1995                1996
                                                   --------------     ----------------
                                                   (In thousands, except per share data)

Total assets                                         $ 672,367           $ 775,751
Oil and gas sales                                    $ 104,607           $  99,269
Total revenues                                       $ 139,307           $ 117,536
Production direct operating margin                   $  72,258           $  72,816
Net income (loss)                                    $  (5,381)          $  (7,059)
Net income (loss) per common share                   $    (.28)          $    (.32)

Weighted average shares outstanding                     30,109              31,376


(6)       STOCKHOLDERS' EQUITY

     A total of 75 million common shares, $.01 par value, are authorized of which 31.9 million were issued at June 30, 1996. The Company has 2 million warrants outstanding. The warrants are exercisable at a price of $21.18 per share. Given the terms of the warrants, common stock dividends currently reduce the exercise price when paid. One million of the warrants expire in each of February 1998 and February 1999. In 1995, the Company issued 1.2 million shares of common stock, with 1.1 million shares issued in exchange for acquired property interests and 138,000 shares issued primarily for the exercise of stock options. During the six months ended June 30, 1996, the Company issued 545,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of DelMar and 146,000 shares issued primarily for the exercise of stock options. During the second quarter 1996, the Company repurchased 152,000 shares of common stock for $1.5 million, 85,000 of which are held in treasury and the remainder retired. Quarterly dividends of $.065 per share were paid in 1995 and the first two quarters of 1996. For book purposes, subsequent to June 1995, the common stock dividends were in excess of retained earnings and as such have been and will continue to be treated as distributions of capital.

     A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.59 per share. Given the terms of the stock, common stock dividends currently reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $6.2 million and $3.1 million ($1.50 per 6% convertible depositary share per annum), respectively, in preferred dividends during 1995 and the six months ended June 30, 1996.

     The Company maintains a stock option plan for employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determined by a committee of independent members of the Board. The majority of currently outstanding options vest over a three-year period (30%, 60%, 100%) and expire five years from date of grant.

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

          Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net loss applicable to common for the six months ended June 30, 1995 and 1996, was $8.6 million and $11.3 million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)       FEDERAL INCOME TAXES

          At June 30, 1996, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the six months ended June 30, 1995 and 1996 follows:

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              1995         1996
                                                           -------        ------
Federal statutory rate                                         (35%)       (35%)
Utilization of net deferred tax asset                            -          39%
Loss in excess of net deferred tax liability                    26%         -
                                                            -------        ------
Effective income tax rate                                       (9%)         4%
                                                            =======        ======

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

(8)      MAJOR CUSTOMERS

         For the six months ended June 30, 1995, no purchaser accounted for more than 10% of revenues. For the six months ended June 30, 1996, Associated Natural Gas, Inc. accounted for 13% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)      DEFERRED CREDITS

     In 1992, the Company formed a partnership to monetize its Section 29 tax credits. Through May 1996, a revenue increase of more than $.40 per Mcf was realized on production volumes of approximately 26 Bcf from qualified Section 29 properties in this arrangement. The Company recognized $1.1 million of this revenue during each of the six month periods ended June 30, 1995 and 1996. In May 1996, the Company terminated the partnership and simultaneously entered into a new agreement to monetize its Section 29 tax credits. The new agreement provides for the Company to receive proceeds from Section 29 tax credits via a variable production payment. As a result, this arrangement is also expected to increase revenue by more than $.40 per Mcf through 2002. Patina entered into a similar arrangement with respect to certain properties contributed to it in the Merger. Subsequent to quarter end, the Company and Patina each negotiated agreements whereby additional Section 29 tax credits will be monetized in a similar structure.

(10)     COMMITMENTS AND CONTINGENCIES

         The Company rents offices and compressors at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $1.0 million for the remainder of 1996, $2.1 million for 1997, $2.2 million for 1998 and $2.4 million for each of 1999 and 2000.

         In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during the first quarter to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company is pursuing the non-participating carriers for the great majority of the cost of settlement. However, given the time which may be required to resolve the matter, the full amount of the settlement was expensed in the first quarter of 1995.

         In 1993, the Company was granted a $2.7 million judgment involving the allocation of proceeds from a pipeline dispute. An appellate court upheld the verdict but reduced the judgment to approximately $1.4 million plus interest. Proceeds of approximately $1.5 million were received and reflected in other revenue in April 1996.

         In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. Substantially all liability under this suit has been assumed by Patina. In January 1996, GOG was also sued in a similar but separate action filed in the District Court in and for the City and County of Denver. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs incurred by the Company prior to calculating royalty payments in breach of the relevant lease provisions and that the Company fraudulently concealed that fact from plaintiffs. The plaintiffs have recently amended the complaint to allege that the Company has also underpaid royalties on oil production. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that calculations of royalties by it and GOG are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any, from this uncertainty. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Total revenues for the three month and six month periods ended June 30, 1996 declined to $56.8 million and $98.5 million, respectively. The amounts represented decreases of 1% and 11%, as compared to the respective prior year periods. The revenue decrease was primarily the result of a $7.1 million and $16.2 million decline in gas processing, transportation and marketing revenues due to the sale of the Wattenberg gas facilities in 1995. However, oil and gas sales rose 14% and 5%, respectively, to $44.3 million for the three months ended June 30, 1996 and $80.5 million for the six months ended June 30, 1996. The increase was due to a rise in average price received per equivalent barrel of 18% for the second quarter and 19% for the six month period to $12.90 and $12.85, respectively. The benefit of these increases did not fully impact revenues as equivalent oil and gas production for the second quarter and the six month period decreased 3% and 11%, respectively, due to the property sales which took place beginning in 1995 and the reduction of development drilling offset somewhat by increased production realized due to additional interests acquired in the Gulf of Mexico and the acquisition of Gerrity Oil & Gas Corporation ("GOG"). On May 2, 1996, a transaction was consummated (the "Merger") whereby the Wattenberg operations of the Company were consolidated with Gerrity Oil & Gas Corporation ("GOG"). As a result, the company owns 70% of the common stock and the former GOG shareholders own 30% of the common stock of a new public company known as Patina Oil & Gas Corporation ("Patina"). The Merger was accounted for by Patina as a purchase of GOG. As the Company owns more than 50% of Patina, Patina is consolidated into the Company's financial statements.

         The net loss for the second quarter of 1996 was $10.0 million as compared to net income of $525,000 for the same period in 1995. The decrease in net income is primarily attributable to a $15.5 million noncash, nonrecurring charge related to the Merger in the second quarter 1996, $2.1 million more of depletion, depreciation and amortization and $2.0 million less of gross margin from gas processing, transportation and marketing activities in 1996. Net income was favorably impacted by an increase of $7.4 million in production margin and a $1.6 million reduction in general and administrative expenses. Net loss per common share for the six months ended June 30, 1996 was $.36 compared to $.28 in 1995.

         Revenues from production operations less direct operating expenses were $31.7 million, above the prior year quarter by $7.4 million or 31%. Average daily production in the second quarter of 1996 was 11,180 barrels and 160 MMcf (37,764 barrels of oil equivalent), a decrease of 13% and an increase of 2% (3% decrease in barrels of oil equivalent), respectively. However, as compared to the first quarter of 1996, production has increased 22% (31,007 barrels of oil equivalent). Production has decreased primarily due to the Company's reduced development schedule in 1996, due to poor Rocky Mountain gas prices, together with the effects of property sales. However, these decreases were offset somewhat by the addition of production from properties acquired in the Merger and the purchase of additional interests in the Gulf of Mexico. Average oil prices increased to $20.52 per barrel compared to $17.52 received in the second quarter of 1995. Natural gas prices averaged $1.62 per Mcf, a 26% increase from the $1.29 received in second quarter 1995. The increase was primarily attributable to prices finally rebounding in areas outside of the Rocky Mountain region. Unfortunately, although Patina has realized increased prices for DJ Basin production during 1996, prices throughout the greater Rocky Mountain region continue to be severely depressed. Second quarter operating expenses per equivalent barrel (including production taxes) decreased significantly to $3.67 per equivalent barrel as compared to $4.10 in the comparable 1995 period. This can be primarily attributed to the property sales in 1995 as the sales were concentrated on non-strategic assets where operating costs were relatively high.

         The direct operating margin from gas processing, transportation and marketing activities for the quarter decreased by 69% to $929,000 from $3.0 million in 1995. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg gas facilities. The Company realized almost $80 million in sales proceeds during 1995 on these facilities and recognized a total of $8.7 million in gains.

     Gains on sales of properties were $3.1 million for the quarter as compared to $1.1 million in the prior year quarter. The most significant gain in the second quarter 1996 resulted in a $1.8 million gain on the sale of a 45% interest in the Piceance Basin holdings for a gross sales price of $22 million.

The remainder of the gains resulted from small property sales related to the ongoing program to dispose of non-strategic assets. Other income was $5.0 million in the second quarter of 1996 compared to $5.8 million in 1995. The 1996 other income consisted primarily of a gain on sale of a partial interest in the Company's international venture in Russia and a judgement received pursuant to a lawsuit.

         Exploration expenses in the second quarter 1996 decreased to $290,000 from $937,000 in the second quarter 1995. The decrease resulted primarily from discontinuation of certain exploration projects located in New Mexico and Wyoming.

         General and administrative expenses, net of reimbursements, for second quarter 1996 were $2.7 million, a 37% decrease from the same period in 1995. The decrease is primarily attributable to reductions in personnel due to the recent property divestitures.

     Interest and other expense was $8.9 million compared to $7.6 million in the second quarter 1995. The majority of the increase is the result of a higher average interest rate primarily due to the Merger which added the Patina senior subordinated notes which have an effective interest rate of 11.1% offset somewhat by a decreased average debt balance. The loss on sale of subsidiary interest is the result of the Merger. This loss is a noncash, nonrecurring charge required under purchase accounting which is the result of the proportinate share of the historical net book value of the assets contributed to Patina being greater than the proportinate share of the fair value of the assets received.

         Depletion, depreciation and amortization expense for the second quarter increased 10% from the same period in 1995. This increase is primarily due to a higher depletion, depreciation and amortization rate of $5.77 per equivalent barrel compared to $4.82 in 1995. The primary cause for the increased rate was a downward revision in reserve quantities due to proved undeveloped reserves being classified as uneconomic at then current price levels at year end 1995. This increase was offset somewhat by the 3% decrease in production as compared to 1995. In addition, in the second quarter 1996, $1.2 million of impairment expense was recognized on certain acreage located primarily in the Giddings Field of southeast Texas compared to no impairment expense in the second quarter 1995.

Development, Acquisition and Exploration

         During the six months ended June 30, 1996, the Company incurred $253.4 million in capital expenditures, including $232.9 million for acquisitions, $17.7 million for oil and gas development, $997,000 for gas facility expansion, $928,000 for exploration and $838,000 for field and office equipment.

     The Company expended $232.9 million relating to acquisitions during the six months ended June 30, 1996. Of this amount, $231.2 million was for producing properties and $1.7 million was for acreage purchases in or around the Company's operating hubs. Of the $231.2 million expended for producing properties, $218.3 million related to a noncash acquisition in May 1996 when the Company finalized the Merger. Also, in May 1996, the Company acquired an incremental interest in certain properties located in the Gulf of Mexico for a net purchase price of $10.6 million.

         Of the total development expenditures, $5.2 million was concentrated in the Piceance Basin of western Colorado where 11 wells were placed on sales with two in progress at quarter end. In the Green River Basin of southern Wyoming, $4.0 million was incurred to place six wells on sales with six in progress at quarter end. The Company expended $3.2 million offshore in the Gulf of Mexico, with three wells placed on sales and three wells in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $3.7 million was incurred to place six wells on sales with one in progress at quarter end.

Financial Condition and Capital Resources

         At June 30, 1996, the Company had total assets of $785.2 million. Total capitalization was $586.4 million, of which 38% was represented by stockholder's equity, 30% by senior debt, and 32% by subordinated debt. During the six months ended June 30, 1996, net cash provided by operations was $42.7 million, an increase of 34% compared to 1995. As of June 30, 1996, commitments for capital expenditures totaled $8.3 million. The Company anticipates that 1996 expenditures for development drilling will approximate $55 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, asset sales proceeds and existing credit facilities. In addition, joint ventures or future public and private offerings of debt or equity securities may be utilized.

         As a result of the Merger, the Company has realized increased consolidated net cash provided by operations. Cash generated by Patina will, however, be retained by Patina to fund Patina's development program, reduce debt levels and pursue additional consolidation opportunities in the DJ Basin. Moreover, Patina's credit facilities prohibit the payment of dividends on its common stock. Accordingly, Patina's cash flow will not be available to fund the Company's other operations or to pay dividends to its stockholders. Since the date of the Merger, Patina has accounted for approximately 40% of the Company's consolidated cash provided by operations.

         The Company maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at June 30, 1996 was $125 million. In conjunction with the Merger, Patina paid the Company $75 million which was used to reduce the Company's borrowings under the SOCO Facility. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $80 million was available for the payment of dividends and other restricted payments as of June 30, 1996.

         Simultaneously with the Merger, Patina entered into a bank credit agreement. The agreement consists of (i) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (ii) a facility provided to GOG (the "GOG Facility").

         The Patina Facility consists of a term loan facility in an amount up to $87 million and a revolving credit facility in an aggregate amount up to $102 million. The term loan facility will be available to finance purchases of the GOG 11.75% Senior Subordinated Notes until the first anniversary of the Merger. At June 30, 1996, Patina had not utilized the term loan facility. The amount available for borrowing under the revolving credit facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at June 30, 1996. At June 30, 1996, $81.8 million was outstanding under the revolving credit facility.

         The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at June 30, 1996. At June 30, 1996, $34.5 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Merger.

         Patina's bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

     In 1992, the Company formed a partnership to monetize its Section 29 tax credits. Through May 1996, a revenue increase of more than $.40 per Mcf was realized on production volumes of approximately 26 Bcf from qualified Section 29 properties in this arrangement. The Company recognized $1.1 million of this revenue during each of the six month periods ended June 30, 1995 and 1996. In May 1996, the Company terminated the partnership and simultaneously entered into a new agreement to monetize its Section 29 tax credits. The new agreement provides for the Company to receive proceeds from Section 29 tax credits via a variable production payment. As a result, this arrangement is also expected to increase revenue by more than $.40 per Mcf through 2002. Patina entered into a similar arrangement with respect to certain properties contributed to it in the Merger. Subsequent to quarter end, the Company and Patina each negotiated agreements whereby additional Section 29 tax credits will be monetized in a similar structure.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintains a program to divest marginal properties and assets which do not fit its long range plans. During the six months ended June 30, 1996, the Company received $25.2 million in proceeds from the sale of oil and gas properties which were used to reduce the Company's outstanding senior debt. The most significant sale was the sale of a 45% interest in its Piceance Basin holdings for a sale price of $22 million. The Company recognized a net gain of $1.8 million in the second quarter as a result of this transaction. Subsequent to the quarter end, the Company sold a 50% interest in its Green River Basin gas project for a gross sale price of approximately $16.6 million.

     During the second quarter, the Board authorized the repurchase of up to $10 million of the Company's securities. During the second quarter, the Company repurchased 152,000 common shares for $1.5 million. Subsequent to quarter end, the Company has repurchased additional common stock and a modest amount of convertible subordinated notes. Additional repurchases may be made at such times and at such prices as the Company deems appropriate.

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

Inflation and Changes in Prices

         While certain of its costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. Although it is difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average gas prices for 1995 and for the first half of 1996 were increased by $.06 and $.13 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                       Average Prices
                                        ------------------------------------------
                                        Crude Oil
                                           and            Natural        Equivalent
                                        Liquids            Gas            Barrels
                                        --------          -------        ---------
                                        (Per Bbl)        (Per Mcf)        (Per BOE)
                       Annual
                        1991          $   20.62       $   1.68       $   14.36
                        1992              18.87           1.74           13.76
                        1993              15.41           1.94           13.41
                        1994              14.80           1.67           11.82
                        1995              16.96           1.35           11.00

                        Quarterly

                         1995
                         First         $  16.40         $  1.31       $  10.66
                         Second           17.52            1.29          10.95
                         Third            17.05            1.30          10.81
                         Fourth           16.84            1.55          11.69

                         1996
                         First         $  17.95         $  1.78       $  12.80
                         Second           20.52            1.62          12.90

         In June 1996, the Company received an average of $19.97 per barrel and $1.57 per Mcf for its production.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders

         The only matter submitted to a vote of the Company's security holders at the Company's Annual Meeting of Stockholders, held on May 22, 1996, was the election of directors. All management's nominees for director as listed in the Company's Proxy Statement were elected with over 98% of votes cast in favor of each nominee.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits -

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27    Financial Data Schedule

     (b) The following report on Form 8-K was filed during the quarter ended June 30, 1996:

         1.    May 17, 1996:  Item 2.  Acquisition or Disposition of Assets

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SNYDER OIL CORPORATION




                             By /s/(James H. Shonsey)
                                ---------------------------------
                                James H. Shonsey, Vice President
















August 13, 1996