Form 10-Q
period 1996-09-30
SNYDER OIL CORP
filed 1996-11-08
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 1996
                               -------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -----------------

            ---------------------------------------------------------

                         Commission file number 1-10509
                                               ---------
                             SNYDER OIL CORPORATION
-----------------------------------------------------------------------------

          DELAWARE                                             75-2306158
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  777 MAIN STREET, FORT WORTH, TEXAS                               76102
---------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)   (817) 338-4043
                                                      ----------------

-------------------------------------------------------------------------------
Former name,former address and former fiscal year,if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

        31,124,157 Common Shares were outstanding as of November 7, 1996

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                                              SNYDER OIL CORPORATION

                                    CONSOLIDATED BALANCE SHEETS (NOTES 1 AND 2)
                                                  (IN THOUSANDS)

                                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                                       1995              1996
                                                                                  -------------     --------------
                                                                                                     (UNAUDITED)

                                                      ASSETS
Current assets
     Cash and equivalents ......................................................   $    27,263        $    39,957
     Accounts receivable .......................................................        29,259             49,504
     Inventory and other .......................................................        11,769              9,980
                                                                                   -----------        -----------
                                                                                        68,291             99,441
                                                                                   -----------        -----------

Investments (Note 4) ...........................................................        33,220             43,267
                                                                                   -----------        -----------

Oil and gas properties, successful efforts method (Note 5) .....................       675,961            903,795
     Accumulated depletion, depreciation and amortization ......................      (240,744)          (297,176)
                                                                                   -----------        -----------
                                                                                       435,217            606,619
                                                                                   -----------        -----------

Gas facilities and other (Note 5) ..............................................        30,506             34,529
     Accumulated depreciation and amortization .................................       (11,741)           (15,547)
                                                                                   -----------        -----------
                                                                                        18,765             18,982
                                                                                   -----------        -----------
                                                                                   $   555,493        $   768,309
                                                                                   ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable ..........................................................    $   36,353        $    61,148
     Accrued liabilities .......................................................        26,096             35,104
                                                                                    ----------        -----------
                                                                                        62,449             96,252
                                                                                    ----------        -----------

Senior debt, net (Note 3) ......................................................       150,001            159,251
Subordinated notes (Note 3) ....................................................        -                 103,264
Convertible subordinated notes (Note 3) ........................................        84,058             80,656
Other noncurrent liabilities (Note 7) .........................................         20,016             20,659

Minority interest ..............................................................         3,601             87,235
Commitments and contingencies (Note 9)

Stockholders' equity (Note 6)
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,  6% Convertible preferred stock, 1,035,000 shares
              issued and outstanding ...........................................            10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,430,227 and 31,367,537 issued ......................................           314                314
     Capital in excess of par value ............................................       265,911            258,273
     Retained earnings (deficit) ...............................................       (29,001)           (36,305)
     Common stock held in treasury, 134,191 and 250,000 shares at cost .........        (2,457)            (3,510)
     Foreign currency translation adjustment ...................................           380              2,210
     Unrealized investments gains (Note 4) .....................................           211              -
                                                                                   -----------        -----------
                                                                                       235,368            220,992
                                                                                   -----------        -----------
                                                                                   $   555,493        $   768,309
                                                                                   ===========        ===========

                         The accompanying notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF OPERATIONS (NOTES 1 AND 2)
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                               THREE MONTHS                   NINE MONTHS
                                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                        --------------------------      ------------------------
                                                           1995            1996            1995          1996
                                                        ----------      ----------      ----------    ----------
                                                                               (UNAUDITED)

Revenues (Note 8)
     Oil and gas sales ...............................  $   34,998      $   46,347      $ 111,405     $ 126,799
     Gas processing, transportation and marketing ....       9,349           4,702         34,327        13,497
     Gains on sales of properties (Note 5) ...........       9,706           7,987         11,536        11,109
     Other ...........................................      (3,214)          3,439          3,730         9,557
                                                        ----------      ----------      ---------     ---------

 .....................................................      50,839          62,475        160,998       160,962
                                                        ----------      ----------      ---------     ---------

Expenses
     Direct operating ................................      13,660          13,084         41,162        36,463
     Cost of gas and transportation ..................       7,663           3,976         26,136        11,087
     Exploration .....................................       5,304           1,996          7,362         2,800
     General and administrative ......................       5,057           4,732         13,941        11,309
     Interest and other ..............................       7,161           7,719         21,145        20,898
     Litigation settlement (Note 9) ..................      -               -               4,400        -
     Loss on sale of subsidiary interest (Note 5) ....      -               -              -             15,481
     Depletion, depreciation and amortization ........      22,540          24,673         63,201        64,189
                                                        ----------      ----------     ----------    ----------

Income (loss) before taxes and minority interest .....     (10,546)          6,295        (16,349)       (1,265)
                                                        ----------      ----------     ----------    ----------

Provision (benefit) for income taxes (Note 7)
     Current .........................................      -               -                  25            33
     Deferred ........................................      (1,120)            652         (1,711)          317
                                                        ----------      ----------       --------    ----------
                                                            (1,120)            652         (1,686)          350
                                                        ----------      ----------       --------    ----------

Minority interest ....................................        (180)            (83)          (399)       (1,031)
                                                        ----------      ----------       --------     ---------

Net income (loss) ....................................  $   (9,606)     $    5,560      $ (15,062)   $   (2,646)
                                                        ==========      ==========      =========    ==========


Net income (loss) per common share (Note 6) ..........  $     (.37)     $      .13      $    (.65)   $     (.23)
                                                        ==========      ==========      =========    ==========


Weighted average shares outstanding (Note 6) .........      30,189          31,337         30,136        31,363
                                                        ==========      ==========      =========    ==========

                         The accompanying notes are an integral part of these statements.




                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                      STOCKHOLDERS' EQUITY (NOTES 1, 2 AND 6)
                                                  (IN THOUSANDS)



                                          PREFERRED STOCK         COMMON STOCK        CAPITAL IN      RETAINED
                                          ---------------       ----------------      EXCESS OF       EARNINGS     TREASURY
                                          SHARES   AMOUNT       SHARES    AMOUNT      PAR VALUE       (DEFICIT)     STOCK
                                          ------   ------       ------   -------      ----------      ---------    ---------
Balance, December 31, 1994 .............. 1,035    $   10       30,209   $   302       $ 255,961      $  20,959    $ (2,288)

    Common stock grants and
       exercise of options ..............   -         -            138         1             856           -           (169)

    Issuance of common ..................   -         -          1,083        11          13,021           -           -

    Dividends ...........................   -         -            -         -            (3,927)       (10,129)       -

    Net loss ............................   -         -            -         -              -           (39,831)       -
                                          ------    ------      ------    ------        --------       --------     -------

Balance, December 31, 1995 .............. 1,035         10      31,430       314        265,911        (29,001)     (2,457)

    Common stock grants and
       exercise of options ..............   -          -           179         2          1,089           -           (258)

    Issuance of common ..................   -          -           399         4          3,689           -           -

    Repurchase of common ................   -          -          (640)       (6)        (6,243)          -           (795)

    Dividends ...........................   -          -           -          -          (6,173)        (4,658)        -

    Net loss ............................   -          -           -          -            -            (2,646)        -
                                          ------    ------      ------    ------     ----------     ----------     --------

Balance, September 30, 1996
    (Unaudited)                           1,035     $   10      31,368    $  314     $  258,273     $  (36,305)    $ (3,510)
                                         ======     ======      ======    ======     ==========     ==========     =========



                         The accompanying notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2)
                                                  (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                   1995                   1996
                                                                                -----------            -----------
                                                                                            (UNAUDITED)
 Operating activities
     Net loss ................................................................. $  (15,062)            $   (2,646)
     Adjustments to reconcile net loss
         to net cash provided by operations
              Amortization of deferred credits ................................     (1,978)                (1,052)
              Gains on sales of properties ....................................    (11,536)               (11,109)
              Equity in losses (earnings) of unconsolidated subsidiaries ......      1,158                   (453)
              Gain on sales of investments ....................................       (371)                (4,119)
              Exploration expense .............................................      7,362                  2,800
              Loss on sale of subsidiary interest .............................       -                    15,481
              Depletion, depreciation and amortization ........................     63,201                 64,189
              Deferred taxes ..................................................     (1,711)                   317
              Changes in current and other assets and liabilities
                  Decrease (increase) in
                      Accounts receivable .....................................     10,961                 (6,429)
                      Inventory and other .....................................        227                  2,838
                  Increase (decrease) in
                      Accounts payable ........................................     (8,794)                12,052
                      Accrued liabilities .....................................      9,293                    585
                      Other liabilities .......................................      2,141                   (515)
                  Other .......................................................        137                     86
                                                                                ----------             ----------
              Net cash provided by operations .................................     55,028                 72,025
                                                                                ----------             ----------

Investing activities
     Acquisition, development and exploration .................................    (83,927)               (67,972)
     Proceeds from investments ................................................      4,173                  3,328
     Outlays for investments ..................................................       -                    (7,093)
     Proceeds from sales of properties ........................................     86,747                 45,346
                                                                                ----------             ----------
              Net cash realized (used) by investing ...........................      6,993                (26,391)
                                                                                ----------             ----------

Financing activities
     Issuance of common .......................................................        438                    748
     Repurchase of common stock ...............................................       -                    (7,044)
     Repurchase of subordinated notes .........................................       -                    (4,790)
     Decrease in indebtedness .................................................    (53,582)               (10,903)
     Dividends ................................................................    (10,539)               (10,831)
     Deferred credits .........................................................      3,666                   (120)
                                                                                ----------             ----------
              Net cash used by financing ......................................    (60,017)               (32,940)
                                                                                ----------             ----------
Increase in cash ..............................................................      2,004                 12,694
Cash and equivalents, beginning of period .....................................     21,733                 27,263
                                                                                ----------             ----------
Cash and equivalents, end of period ........................................... $   23,737             $   39,957
                                                                                ==========             ==========

Noncash investing and financing activities
     Acquisition of stock ..................................................... $     -                $    3,693


                         The  accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       ORGANIZATION AND NATURE OF BUSINESS

          Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, exploration, development and production of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. To a minor extent, the Company gathers, transports and markets natural gas generally in proximity to its principal producing properties. The Company is also engaged to a growing extent in international acquisition, exploration and development. The Company, a Delaware corporation, is the successor to a company formed in 1978.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Risks and Uncertainties

          Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces over 70% of its natural gas, have traditionally been particularly volatile. Prices are significantly impacted by the local weather, production in the area and limited transportation capacity to other regions of the country. Until recently, mild weather and increased production contributed to depressed prices. Currently, prices in the region have rebounded sharply, although it is uncertain if this trend will continue. Increases or decreases in prices received, particularly in the Rocky Mountains, could have a significant impact on the Company's future results of operations.

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

Principles of Consolidation

          The consolidated financial statements include the accounts of Snyder Oil Corporation and its subsidiaries (collectively, the Company). Affiliates in which the Company owns more than 50% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates being accounted for in this manner include Patina Oil & Gas Corporation ("Patina"). DelMar Petroleum, Inc. ("DelMar") was accounted for in this manner until all remaining minority interests were acquired in June 1996. Affiliates in which the Company owns between 20% and 50% are accounted for under the equity method. Affiliates being accounted for in this manner include Command Petroleum Limited ("Command"), an Australian affiliate, SOCO Perm Russia, Inc. ("SOCO Perm"), a Russian affiliate, and SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"), a Mongolian affiliate. Affiliates in which the Company owns less than 20% are accounted for under the cost method. No affiliates are currently accounted for in this manner. However, the exchange of the Company's investment in Command (See Note 4) for an investment in Cairn Energy PLC ("Cairn") is expected to be accounted for in this manner. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated.

Producing Activities

          The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the three months ended September 30, 1996, the Company provided impairments of $1.5 million. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values), are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

          Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded the undiscounted future cash flows. During the nine months ended September 30, 1995, the Company did not provide for any impairments. During the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. Accordingly, in the fourth quarter 1995, the Company provided for $27.4 million in impairments. During the nine months ended September 30, 1996, the Company did not provide for any significant impairments.

Foreign Currency Translation Adjustment

          Command's functional currency is the Australian dollar. The foreign currency translation adjustments reported in the balance sheets are the result of the translation of the Australian dollar balance sheets into United States dollars at then current exchange rates. As a result of the exchange of the investment in Command for an investment in Cairn, it is anticipated that this adjustment will no longer be required.

Section 29 Tax Credits

          The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.0 million and $1.9 million during the nine months ended September 30, 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

Gas Imbalances

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1995 and September 30, 1996 were insignificant.

Financial Instruments

          The following table sets forth the book value and estimated fair values of financial instruments:

                                                                    December 31,               September  30,
                                                                        1995                        1996
                                                              ----------------------      -----------------------
                                                                               (In thousands)
                                                                Book         Fair           Book         Fair
                                                                Value        Value          Value        Value
                                                              ---------    ---------      ---------    ----------
          Cash and equivalents .............................  $  27,263    $  27,263      $  39,957     $  39,957
          Investments ......................................     33,220       52,203         43,267       127,850
          Senior debt ......................................   (150,001)    (150,001)      (159,251)     (159,251)
          Subordinated notes ...............................       -            -          (103,264)     (104,238)
          Convertible subordinated notes ...................    (84,058)     (79,997)       (80,656)      (76,687)
          Long-term commodity contracts ....................       -          11,623           -           10,038
          Interest rate swap ...............................       -             107           -              (70)


          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (4) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes is estimated based on their price on the New York Stock Exchange.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue in the period to which the contracts relate. In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu per day through 2004. In September 1996, that volume represented approximately 15% of the Company's Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

          In September and October 1996, the Company entered into various swap sales contracts with a weighted average oil price (NYMEX based) of $23.04 for contract volumes of 645,000 barrels of oil for October 1996 through February 1997. The Company also sold calls for $505,000 on its production of 505,000 barrels of oil for October 1996 through March 1997 at a weighted average oil price of $23.61 (NYMEX based).

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement requires payment to a counterparty based on a fixed rate of 5.585% and requires the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are settled on a monthly basis. The agreement matures in September 1997, with the counterparty having the option to extend it for two years. At September 30, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

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

(3)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                      December 31,         September 30,
                                                                          1995                 1996
                                                                     -------------        -------------
                                                                               (In thousands)
          SOCO bank facility .......................................  $   150,001          $    58,001
          Patina bank facilities ...................................         -                 101,250
          Less current portion .....................................         -                    -
                                                                      -----------          -----------
                  Senior debt, net .................................  $   150,001          $   159,251
                                                                      ===========          ===========
          Patina subordinated notes ................................  $      -             $   103,264
                                                                      ===========          ===========
          SOCO convertible subordinated notes, net .................  $    84,058          $    80,656
                                                                      ===========          ===========

          The Company maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $125 million at September 30, 1996. Effective November 1, 1996, the borrowing base was increased to $140 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the nine months ended September 30, 1996, the average interest rate under the revolver was 6.3%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of $1.0 million in minimum working capital as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $60 million was available for the payment of dividends and other restricted payments at September 30, 1996.

          Simultaneously with the Merger, Patina entered into a bank credit agreement. The agreement consists of (a) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (b) a facility provided to GOG (the "GOG Facility").

          The Patina Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Patina Facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at September 30, 1996. Effective November 1, 1996 the borrowing base was reduced to $85 million. At September 30, 1996, $73.3 million was outstanding under the Patina Facility. Prior to September 30, 1996, Patina also had a term loan facility in an amount up to $87 million. This term loan facility was available to finance purchases of the GOG Subordinated Notes. At September 30, 1996, Patina had not utilized the term loan facility. Accordingly, the term loan facility was canceled.

          The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at September 30, 1996. Effective November 1, 1996, the borrowing base was reduced to $35 million. At September 30, 1996, $28 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Merger.

          The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Patina Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Patina Facility (the "Eurodollar Margin"). During the period subsequent to the Merger through September 30, 1996, the average interest rate under the facilities was 6.9%.

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

          Simultaneously with the Merger, Patina recorded $100 million of Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Merger, Patina also repurchased $1.2 million of the notes. As part of the purchase accounting, the remaining notes were reflected in the accompanying financial statements at a market value of $104.6 million or 105.875% of their principal amount. Subsequent to the Merger, an additional $1.3 million of the notes were repurchased by the Company and retired. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

          The Notes contain covenants that, among other things, limit the ability of GOG to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Specifically, the Notes restrict GOG from incurring indebtedness (exclusive of the Notes) in excess of approximately $51 million, if after giving effect to the incurrence of such additional indebtedness and the receipt and application of the proceeds therefrom, GOG's interest coverage ratio is less than 2.5:1 or adjusted consolidated net tangible assets are less than 150% of the aggregate indebtedness of GOG. GOG currently does not meet the interest coverage ratio necessary to incur indebtedness in excess of $51 million. The Company is of the opinion that this will have no materially adverse effect on the Company's consolidated financial condition.

          In 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $22.57 per share. Given the terms of the notes, common stock dividends currently reduce the conversion price when paid. The notes are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000. During the third quarter, the Company repurchased $3.8 million of these notes in accordance with a repurchase program.

          Scheduled maturities of indebtedness for the next five years are zero for the remainder of 1996, 1997 and 1998, $101.3 million in 1999 and $58.0 million in 2000. The long-term portions of the Patina Facilities and SOCO Facility are scheduled to expire in 1999 and 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

          Consolidated cash payments for interest were $15.5 million and $13.8 million, respectively, for the nine months ended September 30, 1995 and 1996.

(4)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of these investments:

                                                               December 31, 1995          September 30, 1996
                                                           ------------------------     ---------------------
                                                                               (In thousands)

                                                              Book           Fair           Book          Fair
                                                             Value          Value          Value          Value
                                                           ---------      ---------      ---------      ---------
          Equity method investments                        $  30,901      $  49,884      $  39,476      $ 124,059
          Marketable securities                                  652            652           -             -
          Long-term notes receivable                           1,667          1,667          3,791         3,791
                                                           ---------      ---------      ---------      ---------

                                                           $  33,220      $  52,203      $  43,267      $ 127,850
                                                           =========      =========      =========      =========


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

Command Petroleum Limited

          Prior to November 6, 1996, the Company had an investment in Command, an Australian exploration and production company, accounted for by the equity method. Command is listed on the Australian Stock Exchange, and holds interests in various international exploration and production permits and licenses. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for an interest in the Fejaj Permit in Tunisia. The Company will receive an additional 4.7 million shares if a commercial discovery is made as the result of the initial well. As a result, the Company's ownership in Command increased to 30.0% and a $1.4 million gain was recognized during 1995. In June 1996, the Company purchased 8.5 million shares of Command common stock for $3.6 million, increasing its ownership to 32.6%. The fair value included in the table above of the Company's investment in Command based on Command's closing price at September 24, 1996 was $80.4 million, compared to a book value of $30.5 million. In October 1996, Command announced that it had completed merger negotiations with Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. On November 6, 1996, the Company announced that it accepted Cairn's offer for its interest in Command. The Company will receive approximately 16.3 million shares of freely marketable Cairn common shares. Based on Cairn stock prices and exchange rates at the time the offer was accepted, the fair value of the Company's investment in Command is estimated to be approximately $90 million. The Company expects to recognize a gain of approximately $60 million in the fourth quarter of 1996, with no associated current tax liability. However, a deferred tax provision is expected to be provided in the financial statements.

SOCO Perm Russia, Inc.

          In 1993, SOCO Perm was organized by the Company and a U.S. industry participant. SOCO Perm and a Russian partner, Joint Stock Company, Permneft, formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance a portion of its planned development expenditures, SOCO Perm closed a private placement of its equity securities with three industry participants in 1994. As a result, the Company's investment was reduced from 75% to 41.25% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to SOCO Perm and as a result, the Company recognized an additional gain of $1.1 million. In April 1996, SOCO Perm closed a private placement which reduced the Company's investment to 34.91% and indicated a market value of $22.7 million for the Company's remaining position. The Company recognized a gain in the second quarter of $2.6 million as a result of this transaction. The private placement agreement requires SOCO Perm to list its common shares on a securities exchange during 1998. If such listing does not occur, the new shareholders have the right to require the Company to purchase their share at a formulated price. The Company's investment in SOCO Perm had a carrying cost at September 30, 1996 of $7.1 million.

SOCO Tamtsag Mongolia, Inc.

          In 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia, then sold a portion of its interest to three industry participants. One participant committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the consortium. Accordingly, the Company's investment in SOCO Tamtsag was reduced from 100% to 49% and a $1.5 million gain was recognized. In 1996, the Company completed the exchange of a portion of its interest to an industry participant for consulting services valued at $1.5 million. As a result of this transaction, the Company's ownership was reduced to 42% and an $832,000 gain was recognized. In August 1996, the Mongolian Parliament ratified the grant of two additional concessions in the area to Tamtsag Mongolia, bringing the total acreage position to approximately 10 million acres. The Company's investment in SOCO Tamtsag had a carrying cost of $1.9 million at September 30, 1996 in addition to $2.8 million in mandatory loans to SOCO Tamtsag which are included in notes receivable in the table above. The estimated fair value of the Company's investment, based on a recent equity sale by one of the industry participants to another entity, was approximately $21.0 million at September 30, 1996.

Domestic Energy Companies

          The Company had investments in equity securities of publicly traded domestic energy companies accounted for on the cost method, with a total cost at December 31, 1995 of $328,000. The market value of these securities at December 31, 1995 approximated $652,000. During the nine months ended September 30, 1996, the Company sold all of its remaining investments in these securities for $968,000 and recognized a corresponding gain of $640,000. In accordance with SFAS 115 at December 31, 1995, investments were increased by $324,000 of gross unrealized holding gains, stockholders' equity was increased by $211,000 and deferred taxes payable were increased by $113,000.

Notes Receivable

          The Company holds long-term notes receivable due from SOCO Tamtsag and other privately held corporations with a book value of $1.7 million and $3.8 million at December 31, 1995 and September 30, 1996. The notes from other privately held corporations are secured by certain assets, including stock and oil and gas properties. The Company believes that, based on existing market conditions, the balances will be recovered in the long term. At December 31, 1995 and September 30, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.


(5)       OIL AND GAS PROPERTIES AND GAS FACILITIES

          The cost of oil and gas properties at December 31, 1995 and September 30, 1996 includes $24.2 million and $14.0 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                   Nine
                                                            Year Ended          Months Ended
                                                            December 31,        September 30,
                                                                1995                 1996
                                                           -------------       --------------
                                                                    (In thousands)
     Proved acquisitions .................................  $    13,675          $  231,183
     Acreage acquisitions ................................        7,388               1,794
     Development .........................................       62,578              29,182
     Gas processing, transportation and other ............        7,886               2,506
     Exploration .........................................        8,214               3,109
                                                            -----------          ----------
                                                            $    99,741          $  267,774
                                                            ===========          ==========

          During the nine months ended September 30, 1996, the Company incurred $231.2 million for domestic proved acquisitions. Of the total acquisition expenditures, $218.3 million related to an acquisition in May 1996 when the Company finalized a transaction (the "Merger") whereby the Wattenberg operations of the Company were consolidated with Gerrity Oil & Gas Corporation ("GOG"). As a result, the Company retained 70% of the common stock and the former GOG shareholders received 30% of the common stock of a new public company which is known as Patina. The Merger was accounted for by Patina as a purchase of GOG. As the Company owns more than 50% of Patina, it is consolidated into the Company's financial statements. The Company recognized a net loss of $15.5 million in the second quarter of 1996 as a result of this transaction. In May 1996, the Company acquired an incremental interest in certain properties located in the Gulf of Mexico for a net purchase price of $10.6 million. Subsequent to quarter end, the Company agreed to acquire a further incremental interest in certain properties located in the Gulf of Mexico for a gross purchase price of approximately $35 million. These acquisitions are accounted for utilizing the purchase method.

          Of the total development expenditures, $8.5 million was concentrated in the Gulf of Mexico off the coast of Louisiana where four wells were placed on sales with three in progress at quarter end. The Company expended $6.6 million in the Piceance Basin of western Colorado to place fifteen wells on sales with four in progress at quarter end. In the Green River Basin of southern Wyoming, $6.0 million was incurred to place twelve wells on sales with seven in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $3.8 million was incurred to place seven wells on sales with none in progress at quarter end.

          In May 1996, the Company sold a 45% interest in its Piceance Basin holdings for $22.4 million. The Company recognized a net gain of $2.5 million in the second quarter as a result of this transaction. In July 1996, the Company sold a 50% interest in its Green River Basin gas project for $16.7 million. The Company recognized a net gain of $7.2 million in the third quarter as a result of this transaction.

          The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming significant acquisitions and divestitures consummated during 1996 (including the Gulf of Mexico acquisition which was announced subsequent to quarter end and the exchange of Command stock for Cairn stock which was completed in November 1996) had been consummated on September 30, 1996 (for balance sheet data) and January 1, 1995 and 1996 (for statement of operations data). Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                                 As of or for
                                                                       the Nine Months Ended September 30,
                                                                       -----------------------------------
                                                                           1995                   1996
                                                                       ------------            -----------
                                                                      (In thousands, except per share data)
Total assets ......................................................    $   606,967             $   844,499
Oil and gas sales .................................................    $   155,758             $   157,121
Total revenues ....................................................    $   207,829             $   191,140
Production direct operating margin ................................    $   106,950             $   116,981
Net income (loss) .................................................    $   (17,032)            $     3,800
Net income (loss) per common share ................................    $      (.72)            $      (.03)
Weighted average shares outstanding ...............................         30,136                  31,363

(6)       STOCKHOLDERS' EQUITY

          A total of 75 million common shares, $.01 par value, are authorized of which 31.4 million were issued at September 30, 1996. The Company also has 2.1 million warrants outstanding. The warrants are exercisable at a price of $21.04 per share. Under the terms of the warrants, common stock dividends not paid out of retained earnings currently reduce the exercise price when paid and common stock issuances result in an increase in the number of warrants outstanding. One million of the warrants expire in each of February 1998 and February 1999. In 1995, the Company issued 1.2 million shares of common stock, with 1.1 million shares issued in exchange for acquired property interests and 138,000 shares issued primarily for the exercise of stock options. During the nine months ended September 30, 1996, the Company issued 578,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of DelMar and 179,000 shares issued primarily for the exercise of stock options. During the nine months ended September 30, 1996, the Company repurchased 725,000 shares of common stock for $7.0 million. Quarterly dividends of $.065 per share were paid in 1995 and the first three quarters of 1996. For book purposes, subsequent to June 1995, the common stock dividends were in excess of retained earnings and as such have been treated as distributions of capital.

          A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.46 per share. Under the terms of the stock, common stock dividends not paid out of retained earnings currently reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. The Company paid $6.2 million and $4.7 million ($1.50 per 6% convertible depositary share per annum), respectively, in preferred dividends during 1995 and the nine months ended September 30, 1996.

          The Company maintains a stock option plan for certain employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determined by a committee of independent members of the Board. A stock grant and option plan is also maintained by the Company whereby each non-employee Director receives 500 common shares quarterly in payment of their annual retainer. It also provides for 2,500 options to be granted annually to each non-employee Director.

          Earnings per share are computed by dividing net income, less dividends on preferred stock, by average common shares outstanding. Net loss applicable to common for the nine months ended September 30, 1995 and 1996, was $19.7 million and $7.3 million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

(7)       FEDERAL INCOME TAXES

          At September 30, 1996, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the nine months ended September 30, 1995 and 1996 follows:

                                                                         Nine Months Ended September 30,
                                                                             1995              1996
                                                                         ------------       ------------

Federal statutory rate ..............................................        (35%)              (35%)
Loss in excess of net deferred tax liability ........................         25%                35%
Net change in valuation allowance ...................................          -                 14%
Alternative minimum taxes ...........................................          -                  1%
                                                                         ------------       ------------
Effective income tax rate ...........................................        (10%)               15%
                                                                         ============       ============

         For tax purposes, the Company had regular net operating loss carryforwards of $165.5 million and alternative minimum tax loss carryforwards of $47.7 million at December 31, 1995. These carryforwards expire between 1997 and 2010. At December 31, 1995, the Company had alternative minimum tax credit carryforwards of $1.0 million which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes.

(8)      MAJOR CUSTOMERS

         For the nine months ended September 30, 1995, Amoco Production Company accounted for approximately 11% of revenues. For the nine months ended September 30, 1996, Associated Natural Gas, Inc. accounted for approximately 19% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under non-cancelable operating leases. Minimum future payments under such leases approximate $503,000 for the remainder of 1996, $2.1 million for 1997, $2.2 million for 1998 and $2.4 million for each of 1999 and 2000.

         In April 1995, the Company settled a lawsuit relating to certain alleged problems at a well site. The Company recorded a charge of $4.4 million during the first quarter to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company is pursuing the non-participating carriers for the great majority of the cost of settlement. However, given the time which may be required to resolve the matter, the full amount of the settlement was expensed in the first quarter of 1995.

         In the second quarter 1996, the Company received $1.5 million in proceeds which was reflected in other revenues related to a judgment involving a pipeline dispute.

         In August 1995, the Company was sued in the United States District Court of Colorado by plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under various lease provisions. Substantially all liability under this suit was assumed by Patina upon its formation. In January 1996, GOG was also sued in a similar but separate action filed in the Colorado State Court. The plaintiffs allege that the Company improperly deducted unspecified "post-production" costs in calculating royalty payments in breach of the relevant lease provisions and that fact was fraudulently concealed from plaintiffs. The plaintiffs recently amended the complaint to allege that the Company has also underpaid royalties on oil production. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment that the Company is not permitted to deduct post-production costs prior to calculating royalties paid to the class. The Company believes that calculations of royalties by it and GOG are and have been proper under the relevant lease provisions, and they intend to defend these and any similar suits vigorously. At this time, the Company is unable to estimate the range of potential loss, if any. However, the Company believes the resolution of this uncertainty should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on results for that period.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues for the three month and nine month periods ended September 30, 1996 totalled $62.5 million and $161.0 million, respectively. The amounts represented an increase of 23% and a decrease of less than 1%, as compared to the respective prior year periods. The revenue increase realized in the third quarter is the result of an $11.3 million increase (32%) in oil and gas revenues and a $6.7 million increase in other revenues offset somewhat by a $4.6 million decline in gas processing, transportation and marketing revenues due to the sale of the Wattenberg gas facilities in 1995 and a $1.7 million decrease in gains on sales of properties. The increase in oil and gas revenues can be attributed primarily to a rise in average price received per equivalent barrel of 26% for the third quarter to $13.60 compared to $10.81 for the third quarter 1995. In addition, production increased 5% from the same period in 1995 due to additional interests acquired in the Gulf of Mexico and the acquisition of Gerrity Oil & Gas Corporation ("GOG"), offset somewhat by decreased production due to the property sales which took place beginning in 1995 and the reduction of development drilling. On May 2, 1996, a transaction was consummated (the "Merger") whereby the Wattenberg operations of the Company were consolidated with GOG. As a result, the Company received 70% of the common stock and the former GOG shareholders received 30% of the common stock of a new public company known as Patina Oil & Gas Corporation ("Patina"). The Merger was accounted for by Patina as a purchase of GOG. As the Company owns more than 50% of Patina, it is consolidated in the Company's financial statements.

         Net income for the third quarter of 1996 was $5.6 million as compared to a net loss of $9.6 million for the same period in 1995. The increase in net income is primarily attributable to a $11.9 million increase in production margin, an increase in other revenues of $6.7 million and a decrease in exploration expense of $3.3 million. However, net income was negatively impacted by $2.1 million more in depletion, depreciation and amortization expense, $1.8 million more in deferred tax expense, $1.7 million less in gains on sales of properties, $960,000 less in gross margin from gas processing, transportation and marketing activities and $558,000 more in interest and other expense. Net loss per common share for the nine months ended September 30, 1996 was $.23 compared to $.65 in 1995.

         Revenues from production operations less direct operating expenses ("production margin") were $33.3 million, above the prior year quarter by $11.9 million or 56%. Average daily production in the third quarter of 1996 was 11,304 barrels and 154 MMcf (37,033 barrels of oil equivalent), a decrease of 2% and an increase of 8% (5% increase in barrels of oil equivalent), respectively. As compared to the first quarter 1996, which was subsequent to the 1995 divestitures, but prior to the Merger and an acquisition in the Gulf of Mexico, production has increased 19% (31,007 barrels of oil equivalent). However, these increases were offset somewhat by the Company's reduced development schedule in 1996, due to depressed Rocky Mountain gas prices, together with the effects of continued property sales. Average oil prices increased to $20.25 per barrel compared to $17.05 received in the third quarter 1995. Natural gas prices averaged $1.78 per Mcf, a 37% increase from the $1.30 received in third quarter 1995. The increase was primarily attributable to prices finally rebounding in areas outside of the Rocky Mountain region. Unfortunately, although Patina has realized increased prices for DJ Basin production during 1996, prices throughout the greater Rocky Mountain region continued to be severely depressed during the third quarter. Subsequent to quarter end, prices have rebounded sharply in the Rocky Mountains, although it is uncertain if this trend will continue. Third quarter operating expenses per equivalent barrel (including production taxes) decreased significantly to $3.84 per equivalent barrel as compared to $4.22 in the comparable 1995 period. This can be primarily attributed to the property sales in 1995 and 1996 as the sales were concentrated on non-strategic assets where operating costs were relatively high. The decrease would have been greater had a significant workover not been necessary in the Gulf of Mexico where an existing well was converted from a dual zone producer to a single zone producer in the third quarter of 1996.

         The direct operating margin from gas processing, transportation and marketing activities for the quarter decreased by 57% to $726,000 from $1.7 million in 1995. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg gas facilities which was completed in the third quarter of 1995. The Company realized almost $80 million in sales proceeds during 1995 on these facilities and recognized a total of $8.7 million in gains.

         Gains on sales of properties were $8.0 million for the quarter as compared to $9.7 million in the prior year quarter. The most significant gain in the third quarter 1996 resulted in a $7.2 million gain on the sale of a 50% interest in the Green River Basin holdings for $16.7 million. The remainder of the gains resulted from small property sales related to the ongoing program to dispose of non-strategic assets. Other revenues were $3.4 million in the third quarter of 1996 compared to a charge of $3.2 million in 1995. The 1996 other revenues consisted primarily of equity in earnings of the Company's Australian affiliate, Command, and a gain on sale of a partial interest in the Company's international venture in Mongolia. The charge in 1995 other revenues is attributed to a $4.0 million impairment recorded related to a security devaluation.

         Exploration expenses in the third quarter 1996 decreased to $2.0 million from $5.3 million in the third quarter 1995. The decrease resulted primarily from the writeoff of $4.1 million of acreage costs in the third quarter 1995. Included in the 1996 expenditures of $2.0 million was a $1.2 million dry hole drilled in the Gulf of Mexico in the third quarter on an unexplored block adjacent to one of the Company's current producing blocks.

         General and administrative expenses, net of reimbursements, for third quarter 1996 were $4.7 million, a 6% decrease from the same period in 1995. The decrease is primarily attributable to reductions in personnel due to the recent property divestitures.

         Interest and other expense was $7.7 million compared to $7.2 million in the third quarter 1995. The majority of the increase is the result of a higher average interest rate primarily due to the Merger which added the Patina subordinated notes which have an effective interest rate of 11.1% coupled with an increased average debt balance.

         Depletion, depreciation and amortization expense in the third quarter 1996 increased to $24.7 million from $22.5 million in the third quarter 1995. The increase reflects an increase in the overall depletion, depreciation and amortization rate per equivalent barrel from $6.96 to $7.24. This increase can be attributed to downward revisions in reserve quantities primarily in proved undeveloped reserves which became uneconomic at year end 1995 prices.

DEVELOPMENT, ACQUISITION AND EXPLORATION

         During the nine months ended September 30, 1996, the Company incurred $267.8 million in capital expenditures, including $233.0 million for acquisitions, $29.2 million for development, $3.1 million for exploration, $1.3 million for field and office equipment and $1.2 million for gas facility expansion.

         The Company expended $233.0 million relating to acquisitions during the nine months ended September 30, 1996. Of this amount, $231.2 million was for producing properties and $1.8 million was for acreage purchases. Of the $231.2 million expended for producing properties, $218.3 million related to an acquisition in May 1996 when the Company finalized the Merger. In May 1996, the Company acquired an incremental interest in certain properties located in the Gulf of Mexico for a net purchase price of $10.6 million. Subsequent to quarter end, the Company agreed to acquire a further incremental interest in certain properties located in the Gulf of Mexico for approximately $35 million. Of the total development expenditures, $8.5 million was concentrated in the Gulf of Mexico off the coast of Louisiana where four wells were placed on sales with three in progress at quarter end. The Company expended $6.6 million in the Piceance Basin of western Colorado to place fifteen wells on sales with four in progress at quarter end. In the Green River Basin of southern Wyoming, $6.0 million was incurred to place twelve wells on sales with seven in progress at quarter end. In the horizontal drilling program in the Giddings Field of southeast Texas, $3.8 million was incurred to place seven wells on sales with none in progress at quarter end.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         At September 30, 1996, the Company had total assets of $768.3 million. Total capitalization was $564.2 million, of which 39% was represented by stockholder's equity, 28% by senior debt, and 33% by subordinated debt. During the nine months ended September 30, 1996, net cash provided by operations was $72.0 million, an increase of 31% compared to 1995. As of September 30, 1996, commitments for capital expenditures totaled $7.6 million. The Company anticipates that 1996 expenditures for development drilling will approximate $55 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development acquisition and exploration expenditures using internally generated cash flow and existing credit facilities. In addition, joint ventures or future public offerings of debt or equity securities may be utilized.

         As a result of the Merger, the Company has realized increased net cash provided by operations. For the foreseeable future, cash generated by Patina will, however, be retained by Patina to fund its development program, reduce debt and pursue acquisitions in the DJ Basin or elsewhere. Moreover, Patina's credit facilities currently prohibit the payment of dividends on its common stock. Accordingly, Patina's cash flow may not be available to fund the Company's other operations or to pay dividends to its stockholders.

         The Company maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at September 30, 1996 was $125 million. Effective November 1, 1996, the borrowing base was increased to $140 million. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $60 million was available for the payment of dividends and other restricted payments as of September 30, 1996.

         Simultaneously with the Merger, Patina entered into a bank credit agreement. The agreement consists of (i) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (ii) a facility provided to GOG (the "GOG Facility").

         The Patina Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the revolving credit facility will be limited to a semiannually adjusted borrowing base that equaled $102 million at September 30, 1996. Effective November 1, 1996, the borrowing base was reduced to $85 million. At September 30, 1996, $73.3 million was outstanding under the revolving credit facility. Prior to September 30, 1996, Patina also had a term loan facility in an amount up to $87 million. This term loan facility was available to finance purchases of the GOG Subordinated Notes. At September 30, 1996, Patina had not utilized the term loan facility. Accordingly, the term loan facility was canceled.

         The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $51 million at September 30, 1996. Effective November 1, 1996, the borrowing base was reduced to $35 million. At September 30, 1996, $28 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Merger.

         Patina's bank credit agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guarantees, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

         The Company from time to time enters into  arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas sales of $2.0 million and $1.9 million during the nine months ended September 30, 1995 and 1996, respectively. These arrangements are expected to increase revenues through 2002.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintains a program to divest marginal properties and assets which do not fit its long range plans. During the nine months ended September 30, 1996 the Company received $45.3 million in proceeds from the sale of oil and gas properties which were used to reduce debt and finance additional acquisitions in the Gulf of Mexico. The most significant sale was the sale of a 45% interest in its Piceance Basin holdings for a sale price of $22.4 million. The Company recognized a net gain of $2.5 million in the second quarter as a result of this transaction. In addition, the Company sold a 50% interest in its Green River Basin gas project for $16.7 million. The Company recognized a net gain of $7.2 million in the third quarter as a result of this transaction.

         On November 6, 1996, the Company announced that it accepted an offer from Cairn Energy PLC ("Cairn") for its interest in Command. The Company will receive approximately 16.3 million shares of freely marketable Cairn common shares. Based on Cairn stock prices and exchange rates at the time the offer was accepted, the fair value of the Company's investment in Command is estimated to be approximately $90 million. The Company expects to recognize a gain of approximately $60 million in the fourth quarter of 1996, with no associated current tax liability. However, a deferred tax provision is expected to be provided in the financial statements.

         During the second quarter, the Board authorized the repurchase of up to $10 million of the Company's securities and in September 1996, authorized an additional $10 million for this purpose. During the second and third quarters the Company repurchased 725,000 common shares for $7.0 million and $3.8 million face value convertible subordinated notes for $3.5 million. Additional repurchases may be made at such times and at such prices as the Company deems appropriate.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average gas prices for 1995 and for the first nine months of 1996 were increased by $.06 and $.11 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.



                                                                      Average Prices
                                                      --------------------------------------------
                                                       Crude Oil
                                                          and            Natural        Equivalent
                                                        Liquids            Gas            Barrels
                                                      ----------        ---------       -----------
                                                      (Per Bbl)         (Per Mcf)        (Per Boe)

                        ANNUAL
                        ------
                          1991                        $  20.62           $  1.68         $  14.36
                          1992                           18.87              1.74            13.76
                          1993                           15.41              1.94            13.41
                          1994                           14.80              1.67            11.82
                          1995                           16.96              1.35            11.00

                        QUARTERLY
                        ---------
                         1995
                         ----
                         First                        $  16.40           $  1.31         $  10.66
                         Second                          17.52              1.29            10.95
                         Third                           17.05              1.30            10.81
                         Fourth                          16.84              1.55            11.69

                         1996
                         ----
                         First                        $  17.95           $  1.78         $  12.80
                         Second                          20.52              1.62            12.90
                         Third                           20.25              1.78            13.60

         In September 1996, the Company received an average of $21.55 per barrel and $1.74 per Mcf for its production.

PART II.  OTHER INFORMATION


ITEM 4.  LEGAL PROCEEDINGS

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued in a case styled LOPEZ, ET AL. V. MOBIL PRODUCING TEXAS, ET AL. in state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20%. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, which states that the price upon which royalties for gas production is to be based on a price that is no less than "the average of the two highest prices being paid or offered at the time of production for like gas by a pipeline company to a producer in the area covered by Railroad Commission District Four...," and have breached their duties to reasonably develop the lease. The plaintiffs also claim that the defendants have committed fraud and trespassed on the lease, and demand actual and exemplary damages, attorney's fees and declaratory relief. Although the complaint does not specify the amount of damages claimed, an earlier letter from plaintiffs claimed damages in excess of $50 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits -

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27    Financial Data Schedule

(b)      No reports on Form 8-K were filed during  the  quarter ended  September
         30, 1996.

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
















November 8, 1996