Form 10-K
period 1996-12-31
SNYDER OIL CORP
filed 1997-03-12
CIK 860713

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    Form 10-K
(Mark one)
 [X]

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR
 [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSACTION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-10509

                           ---------------------------


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
-----------------------------------------------  -------------------------------
                COMMON STOCK                         NEW YORK STOCK EXCHANGE
$6.00 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
     7% CONVERTIBLE SUBORDINATED NOTES               NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X                    No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the common  stock  held by  non-affiliates of the registrant as of March 10, 1997................................$482,325,221
 Number of shares of common stock outstanding as of March 10, 1997....31,268,557

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1997.

================================================================================

                             SNYDER OIL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1996

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

         Snyder Oil Corporation (the "Company") is engaged in the development, acquisition and exploration of oil and gas properties primarily in the Rocky Mountain region of the United States and the Gulf of Mexico. The Company is also engaged in international exploration and production, primarily through affiliates. During 1996, consolidated revenues were $292.4 million and cash flow provided by operations approximated $101.7 million. At December 31, 1996, the Company's net proved reserves totaled 141.4 million barrels of oil equivalent ("BOE"), having a pretax present value at 10% based on constant prices ("Pretax PW 10% Value") of $1.2 billion. Approximately 71% of the reserves are natural gas.

         During 1996, the Company completed the repositioning begun in 1995 in response to dramatic deterioration of Rocky Mountain gas markets. During the year, the Company has concentrated investment in its growing core areas, primarily in the Gulf of Mexico, added industry partners in major gas development projects in the Rockies, disposed of nearly all remaining non-core properties and consolidated its Wattenberg properties with those of another major producer in the area to create Patina Oil & Gas Corporation ("Patina"), a separately-managed New York Stock Exchange listed company. The Company's investment in Patina should allow the Company to benefit from efficiencies arising out of the combination of the two largest producers in this field, while affording the Company a range of financial options in the future. The Company also made significant progress in strengthening its organization and administrative systems to ensure that it can deal with its expected growth in a more efficient and timely manner.

         As  a  result,  the  Company's  domestic   operations,   excluding  its
investment in Patina, are focused on three areas, all of which have the potential to contribute significantly to future growth. These areas include:

o The Gulf of Mexico, where 1997 efforts will be concentrated on further development in the Main Pass area, including construction of facilities for a major discovery and exploring the potential of other operated fields through drilling based on 3-D seismic.

o The Rocky Mountain region in Wyoming, Colorado and Utah, where the Company expects to expand development of its three major gas projects in the Washakie, Deep Green River and Piceance Basins, begin exploratory drilling on two potentially significant gas projects in the Wind River and Big Horn Basins and further test the development potential of its oil projects in the Uinta Basin.

o North Louisiana, where the 3-D seismic program to survey a portion of the Company's position of approximately 600,000 gross acres will be expanded. The Company expects to commence exploratory drilling in late 1997.

         The Company expects to increase its development and exploratory expenditures to $112 million for 1997, up from $51 million, excluding acquisitions, during 1996. Approximately $85 million is expected to be spent for development drilling programs, $19 million for expanded exploratory activity and $8 million for gas facilities and other activities. In total, the Company expects to drill 124 wells domestically, up from 85 wells in 1996. Approximately $48 million is targeted for continued development in the Gulf of Mexico, $38 million for expanded development of its major Rocky Mountain projects, and $2 million for additional leasing and seismic costs in North Louisiana.

         Internationally, the Company tendered its interest in its Australian affiliate for 16.2 million shares (approximately 9.6% of the outstanding shares) of Cairn Energy plc ("Cairn"), realizing a pretax gain of $65.5 million and retaining a significant investment in a company positioned to become a major gas provider to the developing Indian Subcontinent. In Mongolia, where an affiliate holds over 10 million acres, two wells were drilled, one of which resulted in a second discovery. Ten wells were drilled in Russia, resulting in that venture increasing production to over 3,500 barrels per day. Near year end, the Company entered into an agreement with an international oil company that will fund the initial well on a prospective block offshore Thailand, while permitting the Company to retain a significant interest in the block. As the pace of international activity is accelerating, the Company is pursuing plans for an offering of its primary operating international subsidiary on a major international stock exchange to enhance the value of these investments to the Company's shareholders by establishing an independent valuation in an appropriate market.

DOMESTIC OPERATIONS

         GENERAL. During 1996 the Company greatly increased the focus and balance of its domestic operations by investing capital primarily in its core operating areas and selling its remaining non-core assets. In Wattenberg, which represents over 50% of the Company's consolidated reserves, the Company formed Patina to combine the Company's properties with those of Gerrity Oil & Gas Corporation. Patina is a separately managed, New York Stock Exchange traded company that is 74% owned by the Company. Nearly all non-core properties were sold by the end of the year, with the Company's remaining domestic properties now concentrated in three operating divisions:

o The Offshore Division holds interests in producing fields and prospective blocks in the Gulf of Mexico. As the result of three major acquisitions and a significant discovery near year end, this Division increased its proved reserves to 17.4 million BOE at year end (up from 3.6 million BOE at year end 1995), representing 12% of consolidated year end reserves.

o        The Rocky Mountain  Division,  which consists of two operating  groups.
         The Major Gas Properties Group includes three major gas development programs, one mature gas field and two potentially large gas development projects on which initial drilling is expected to begin this year. The Rockies Group's properties include two large, mature non-operated oil fields in northern Wyoming and a potentially large oil development project in the Uinta Basin. This Division's properties, located in Wyoming, western Colorado and Utah, had proved reserves of
         50.3  million  BOE at year end  (essentially  unchanged  from  year end
         1995), representing 36% of consolidated year end reserves.

o The Southern Division, whose most significant remaining holding is over 300,000 gross mineral acres, with leases and lease options covering an equivalent position, in North Louisiana. A number of prospects have been identified through 2-D seismic and as a result of a 3-D seismic program during 1996, and it is likely that at least one well will be commenced by the end of 1997. The majority of the producing properties of the Southern Division, including its properties in the Austin Chalk Trend in Texas, were sold during 1996.

Summary information at December 31, 1996 regarding the Company's major domestic projects is set forth in the following table.


                                                          PROVED RESERVE QUANTITIES
                                          NET        -------------------------------------       PRETAX PW 10% VALUE
                         PRODUCING    UNDEVELOPED    CRUDE OIL       NATURAL         OIL       ----------------------
                           WELLS         ACRES       & LIQUIDS         GAS        EQUIVALENT     AMOUNT       PERCENT
                         ---------    -----------    ---------       --------     ----------   ----------     -------
                                                      (MBbl)          (MMcf)        (MBOE)         (000)
Offshore Division
   Main Pass Area              15        8,553          1,570          86,238       15,943     $  236,349        19%
   Other                       26            0            851           3,717        1,470          8,488         1

Major Gas Properties
   Washakie (WY)              154       75,726          1,144         133,101       23,327        147,880        12
   Piceance (CO)               70       44,355            118          32,170        5,479         39,045         3
   Deep Green River (WY)       10       43,309            175          21,717        3,794         27,973         2
   Wind River Basin (WY)       27       65,577            235          21,151        3,760         15,376         1
   Big Horn Basin (WY)          0       80,550              0               0            0              0         0

Rockies Properties
   Northern Wyoming (WY)      932          787         12,083             531       12,172         76,938         6
   Uinta Basin (UT)           127       79,899          1,152           3,861        1,795          9,042         1

Southern Division
   North Louisiana (LA)        96 (a)  318,090 (b)         40           2,715          492          6,615         1
                            -----      -------         ------         -------      -------     ----------       ----

    Total Major Projects    1,457      716,846         17,368         305,201       68,232        567,706        46
Other                         117       78,587            654           3,776        1,286         10,501         1
                            -----      -------         ------         -------      -------     ----------       ----
    Total SOCO              1,574      795,433         18,022         308,977       69,518        578,207        47
Patina (CO)                 3,602 (c)  141,713         22,475         296,659       71,918        648,797        53
                            -----      -------         ------         -------      -------     ----------       ----
    Company consolidated    5,176      937,146         40,497         605,636      141,436     $1,227,004       100%
                            =====      =======         ======         =======      =======     ==========       ====

(a)   Includes royalty interests in 82 wells.
(b)   Does not include 225,000 net acres under option.
(c)   Includes royalty interests in 195 wells.

                                  SOCO OFFSHORE

         During 1996, the Company acquired the remaining stock interest in DelMar Petroleum, Inc., now named SOCO Offshore, Inc. With three large acquisitions of interests in its major properties and a major discovery, the Company has accomplished its goal of creating a significant presence in the Gulf of Mexico. The Offshore Division contributes a significant portion of the Company's reserves and production, with the potential to rapidly increase its contribution in the future as the major discovery comes on production and pipeline constraints are eliminated. The Company believes that many properties in the Gulf of Mexico have, and will continue to be, under-exploited and that, while offshore operations have greater risks than the Company's Rocky Mountain operations, the potential benefits and exposure to Gulf Coast markets will compliment the Company's Rocky Mountain activities and result in significant benefits to the Company.

          By year end, the Offshore Division had proved reserves of 2.4 million barrels of oil and 90 Bcf of gas (17.4 million BOE), up from 748,000 barrels of oil and 16.3 Bcf (3.5 million BOE) at year end 1995. Acquisitions accounted for
7.8 million BOE of this increase, and the discovery of the Ingrid Field in Main Pass Block 261 accounted for 6.3 million BOE. At year end the Offshore Division had interests in 41 (15.2 net) wells, 35 (14.1 net) of which were operated by the Company, and held interests in 103,000 (43,600 net) acres. December 1996 net production averaged 7,250 BOE per day, up from 1,100 BOE per day in December 1995. As the result of an acquisition at the end of the year, the Division's net daily production has reached 10,000 BOE per day.

         During 1997, the Gulf of Mexico will continue to be a major focus for the Company. Capital expenditures are expected to total $45 to $50 million, including $20.7 million to install platforms and related facilities, $8.9 million to drill three development wells and $16.2 million to drill eight exploratory wells, primarily on existing projects. In addition, the Company will continue its acquisition efforts in the area, including acquisitions of additional interest in its existing properties, and will continue to evaluate its existing properties for additional development or exploratory potential.

         The largest project, comprising the Pabst and Busch Fields in Main Pass Blocks 255 and 259, is in the Main Pass/Viosca Knoll area offshore Mississippi. The Offshore Division owns interests in 10 lease blocks in the project area and operates two platforms there. During 1996, additional interests in these Fields were acquired from three joint venture partners, increasing the Company's ownership from 12% to 60%. Four wells were successfully completed, and three successful workovers were completed. One dry hole was drilled. By year end, SOCO's proved reserves in these Fields totaled 52.1 Bcf of gas and 932,000 barrels of oil (9.6 million BOE), representing 55% of SOCO Offshore's total proved reserves. In 1997, the Offshore Division will continue to evaluate 3-D seismic data to evaluate these blocks for additional exploratory or development potential, with plans to commence two development wells during the year.

         During the year, the Offshore Division successfully generated and drilled two exploratory wells, resulting in the discovery of the Ingrid Field, on farm-in acreage in Main Pass Block 261, just west of the Pabst and Busch Fields. Initial proved reserves assigned to the Company's 50% interest in the Field were 34.1 Bcf of gas and 638,000 barrels of oil (6.3 million BOE) at year end. During 1997, the Company will begin installation of a platform and production facilities, with production initially expected to total 100 MMcf per day (37 MMcf per day net to the Company's interest) and to commence in early 1998. Full development of the Field, including four productive reservoirs already discovered, as well as additional prospects, is expected to require at least four additional wells. Two additional exploratory wells are expected to commence during 1997.

         Limited pipeline capacity has constrained production in the Main Pass/Viosca Knoll area. The Pabst and Busch Fields are capable of producing over 160 MMcf per day, but are currently producing approximately 100 MMcf per day due to pipeline constraints. The Company is negotiating with several pipelines to alleviate these constraints and to provide additional capacity to transport production from the Ingrid Field. Based on the proposals received, management expects to be able to secure arrangements that will increase capacity sufficiently to transport its production by late 1997 or early 1998.

         The Offshore Division also has interests in several other operated field areas in the Gulf of Mexico, with the Company's interest often exceeding 40%. During 1997, the Company will continue to evaluate these blocks for additional development or exploratory potential using recently acquired 3-D seismic data. Up to four exploratory wells could be drilled in 1997 to test these prospects, including one well that commenced drilling in February at High Island 208 offshore Texas. The Company also signed a farm-in agreement in late 1996 that will allow the Company to acquire a 50% interest in two suspended wells and a significant exploratory prospect in South Timbalier 231. A platform will be installed during the year to produce the suspended wells, and the initial exploratory well should commence in early 1998.



                               MAJOR GAS PROJECTS

         During 1996, the Company, while maintaining a modest drilling schedule in view of low prices prevailing during the first ten months of the year, made significant strides in positioning its Rocky Mountain properties for long term growth. Significant interests were sold to industry partners in two major gas projects. The sales will allow expanded development of these Company-operated projects, while limiting the Company's capital requirements. In January 1997, the Company sold a one-half interest in two additional potentially large-scale gas projects on which initial drilling is scheduled for 1997. The Company also entered into an alliance with subsidiaries of Coastal Corporation ("Coastal") whereby the Company's gas production throughout most of the region will be pooled with that of other producers and marketed by Coastal Gas Marketing Company ("CGM") affording greater efficiency and the opportunity to share in the value associated with downstream sales of gas. As part of the venture, most of the Company's gas facilities were placed under common management with those of Coastal Field Services Company through the formation of Great Divide Gas Services, LLC ("Great Divide"), allowing more efficient management and greater direction of future expansion.

         WASHAKIE BASIN. Since the mid-1980's, the Company's properties in the Barrel Springs Unit, the Blue Gap Field and the North Standard Draw area of the Washakie Basin in southern Wyoming, together with its gas gathering and transportation facilities there, have been one of its most significant assets. During 1996, the Company continued to develop Mesaverde sands in the Washakie Basin near its existing properties. Twelve wells were put on sales in 1996 at depths ranging from 8,000 to 11,500 feet, developing net proved reserves of 1.4 million BOE. Three wells were in progress at year end. Net production of gas, which accounts for approximately 95% of the reserves, during the year averaged
25.5 MMcf per day, as compared to average 1995 production of 22.9 MMcf per day. Proved reserves at year end totaled 1.1 million barrels of oil and 133.1 Bcf of gas, or 23.3 million BOE, as compared to 1.1 million barrels and 105 Bcf, or
18.6 million BOE, at the end of 1995. This increase in reserves is primarily attributable to increased gas prices at year end 1996 and extensions of the field. The Company expects to accelerate its activity in this area in 1997, with plans to drill 25 wells at costs ranging from $500,000 to $600,000 per well.

           The Company currently operates 128 wells in this area and holds hundreds of potential drilling locations, 66 of which were classified as proved undeveloped at year end 1996. The Company holds interests in approximately 97,000 gross (76,000 net) undeveloped acres in the Washakie Basin.

         DEEP GREEN RIVER. Through the year, the Company continued development of the fluvial Lance sands in the deep portion of the Green River Basin. The Company participated in eight wells during 1996, with two wells in progress at year end. Despite the sale of a 50% interest in the project to Amoco Production Company in the middle of the year, year end proved reserves totaled 175,000 barrels of oil and 21.7 Bcf of gas, or 3.8 million BOE, as compared to 107,000 barrels of oil and 15.9 Bcf of gas, or 2.8 million BOE, at year end 1995. This increase in reserves is primarily attributable to extensions of the field and increased gas prices at year end 1996. With 10 wells, six of which are operated by the Company, on sales at year end, net production averaged 832 BOE per day during 1996. The Company holds interests in approximately 95,000 gross (43,000 net) undeveloped acres in this project. At the end of 1996, proved undeveloped reserves were assigned to 17 locations. During 1996, the Company participated in a 51 square mile 3-D seismic survey that should allow high-grading of future drilling locations. The Company expects to participate in drilling up to 21 wells in 1997. Further expansion of drilling in this area is awaiting regulatory approval after preparation of an environmental impact statement, which is expected to be approved by mid-1997. Assuming the approval is granted, the Company expects to participate in drilling 25 to 30 wells per year after 1997. The primary objective of drilling is the stacked, fluvial sands of the Lance formation.

         PICEANCE BASIN. The Company operates the 53,000 acre Hunter Mesa Unit, the 9,000 acre Grass Mesa Unit and the 26,000 acre Divide Creek Unit in the southeast portion of the Piceance Basin. During the year, a 45% interest in this project was sold to Destec Energy Inc. At year end, the Company owned approximately 99,000 gross (44,000 net) undeveloped acres in this area. During 1996, the Company participated in 21 new wells to develop and further delineate the fields. Twenty-two wells (including two in progress at the beginning of the year) were put on sales, and one was in progress at year end. Net production averaged 9.7 MMcf per day in 1996, down from 1995 average production of 11.9 MMcf per day as a result of the sale of a 45% interest in the project. At year end 1996, there were 70 producing wells, 55 of which are operated by the Company. Proved reserves at year end were 32.2 Bcf of gas and 118,000 barrels of oil, or 5.5 million BOE, as compared with 42.6 Bcf and 145,300 barrels, or 7.2 million BOE, at year end 1995. The decrease in reserves is primarily the result of the sale to Destec, partially offset by extensions of the field and increased gas prices at year end 1996. Proved undeveloped reserves were assigned to 37 locations at year end 1996.

         During 1997, the Company plans to drill 23 wells to further develop the Company's acreage positions and evaluate the fields. An expanded development effort might be warranted if additional transportation arrangements can be made and gas prices stabilize at acceptable levels. The primary objective of drilling is the stacked, fluvial sands of the Mesaverde formation at depths of 4,500 to 8,500 feet.

         WIND RIVER AND BIG HORN BASINS. The Riverton Dome Field, located in the Wind River Basin, produces gas primarily from the Frontier and Dakota tight sands at depths of 8,000 to 10,000 feet, with some sour crude oil production from the Tensleep and Phosphoria formations. At year end 1996, proved reserves, nearly all gas, totaled 3.8 million BOE. The Company operates 27 wells having net production of approximately 1,000 BOE per day. Production from this field is processed at a Company-owned plant.

         The Company has assembled approximately 65,000 (63,000 net) undeveloped acres in an area east of the Riverton Dome Field. In addition, the Company has obtained an option agreement to exploit oil and gas resources on approximately 33,000 net acres on Shoshone/Arapaho tribal lands toward the east and north of the Riverton Dome Field. In January 1997, the Company sold a 50% interest in a portion of this project, which targets various Cretaceous sands at depths of 8,500 to 12,500 feet, to Belco Oil & Gas. The Company expects to drill two wells during 1997, with the first well expected to commence in the second quarter.

         In the Big Horn Basin, northwest of the Worland Field, the Company has assembled approximately 120,000 gross (81,000 net) undeveloped acres. Belco also agreed to participate in this project, which also targets Cretaceous sands at depths of 9,500 to 12,000 feet. The first well was commenced in January 1997.

         GREAT DIVIDE. The Company owns over 225 miles of pipeline systems which transport gas from the Company's properties in the Washakie Basin and Piceance Basin. Effective January 1, 1997 the Company and Coastal Field Services Company, a subsidiary of Coastal, formed Great Divide to combine the operations of approximately 200 miles of pipelines owned by the Company with over 400 miles of Coastal systems in the Uinta, Washakie and Wind River Basins. Great Divide, which is 27% owned by the Company and will be jointly managed by its two shareholders, has combined assets of more than 600 miles of nonjurisdictional pipelines, connecting 650 natural gas wells producing approximately 165 MMcf per day. Great Divide will oversee the future expansion of gas pipelines and related facilities within six areas of mutual interest in Wyoming, Colorado and Utah.

         Also effective January 1, 1997, the Company entered into a gas sales agreement and gas marketing agreement with CGM, another subsidiary of Coastal, to pool the Company's and and other producers' gas supplies in the Rocky Mountain region. The initial supply pool is expected to exceed 100 MMcf per day, with over half the supply provided by the Company. The Company will sell its gas to CGM based on agreed market index prices and will share in the margin earned by CGM on downstream sales of the gas, based in part on the portion of the pool represented by Company gas. CGM and the Company will also evaluate commitments for firm transportation or longer term contracts, with commitments requiring joint agreement.

         The Company expects the joint venture to result in efficiencies in operating and managing their pipeline facilities, as well as creating greater focus for future expansion in the region. In addition, the Company hopes that the pooling of gas supplies and the expertise of Coastal, one of North America's largest gas marketers, will result in greater downstream marketing opportunities. Both the Company and Coastal intend to encourage other Rocky Mountain producers to join the joint venture, which would further increase the venture's potential to become a significant developer of facilities and marketer in the Rocky Mountain region.


                             OTHER ROCKIES PROJECTS

         UINTA  BASIN.  In the Uinta  Basin,  the  Company  holds  interests  in approximately 115,000 gross (80,000 net) acres. During 1996, the Company participated in drilling only one non-operated well in the Basin as efforts were focused on acquiring and analyzing 3-D seismic data and implementing two pilot waterflood projects in its Green River oil projects. A pilot waterflood in the Leland Bench Field was commenced during the third quarter, with initial response expected to occur early in the second half of 1997. Depending on the response, development should begin in the second half of 1997. A second pilot project, in the Horseshoe Bend Field, is awaiting regulatory approval and should commence in mid-1997. The ultimate success of these projects will be influenced by the response of the pilot projects and the ability to select locations and enhance waterflood efforts through the use of 3-D seismic data. The projects are also sensitive to oil prices. During the last half of 1996, oil prices, which had had historically been at a premium to West Texas Intermediate prices, deteriorated and now trade at a significant discount to such prices. As a result, 1997 activities have been reduced, with plans to drill only five wells during 1997.

         During 1996, net production from the Basin averaged 290 barrels of oil and approximately 1,255 Mcf of gas per day, as compared to 325 barrels and 1,377 Mcf per day during 1995. At year end, the Company had interests in 127 producing wells, 76 of which were operated by the Company. Proved reserves at year end were 1.2 million barrels of oil and 3.9 Bcf of gas, or 1.8 million BOE, as compared to 1.6 million barrels and 3.8 Bcf, or 2.2 million BOE, at the end of 1995. The decreases are primarily the result of production and sales during the year, as there was no significant development activity. Gas reserves increased primarily as the result of revisions resulting from higher prices prevailing at year end.

         NORTHERN WYOMING. The Company holds significant interests in two large, mature oil fields in Northern Wyoming, the Hamilton Dome and Salt Creek Fields. In late 1996, the Company unitized the Hamilton Dome Field to achieve common ownership of all producing horizons across the Field. Unitization resulted in an immediate net production increase to the Company of 140 barrels of oil per day and is expected to allow the current operator to decrease operating costs due to efficiencies and to proceed with an expansion of the existing waterflood and accelerate recompletions. At year end, proved reserves at these Fields totaled
12.2 million BOE, including 12.1 million barrels of oil and 531 MMcf of gas, up from 10.9 million BOE (10.8 million barrels and 455 MMcf) at the end of 1995. This increase was the result of upward revisions, primarily caused by higher product prices as well as increases resulting from the unitization of Hamilton Dome. Hamilton Dome produces sour crude oil primarily from the Tensleep, Madison and Phosphoria formations at depths of 2,500 to 5,500 feet. Salt Creek produces sweet crude oil from the Wall Creek formation at depths of 2,000 to 2,900 feet.


                                 NORTH LOUISIANA

         The Company owns over 300,000 gross mineral acres, with leases and lease option agreements covering an equivalent position, in north Louisiana and also owns overriding royalty interests in approximately 95 producing wells. The Company also has access to a database of more than 5,000 miles of 2-D seismic data and in 1996 joined with two partners to shoot a 48 square mile 3-D seismic survey covering a portion of its acreage. The results of this survey, which targeted potential significant reef structures in the Cotton Valley formation, were encouraging, and the partners have commenced a 110 square mile survey to the west of the previous survey. The Company has identified a number of reef prospects that will be imaged by the survey, which should be completed during the second half of 1997. These surveys are being shot at no cost to the Company, which will retain a 25% to 50% interest in the prospect areas. One well is expected to be commenced by the end of 1997.

PATINA OIL & GAS CORPORATION

         During 1996 the Company implemented a significant restructuring of its Wattenberg Field assets by creating Patina. The Company formed Patina to hold its properties in the Wattenberg Field and to facilitate the acquisition of Gerrity Oil & Gas Corporation. In May 1996, the consolidation was completed. At year end, the Company owned 14 million, or 74%, of Patina's common shares. The Company has thus transformed its working interest in the Field to a controlling interest in the largest producer in the Field. At December 31, 1996, Patina held interests in over 3,600 wells in Wattenberg with net proved reserves of approximately 71.9 million BOE, approximately 70% of which were attributable to natural gas. Based on unescalated year end oil and gas prices, these reserves had a pretax PW 10% Value of $648.8 million.

         The Wattenberg Field is located approximately 35 miles north of Denver in the Denver-Julesburg Basin. One of the most attractive features of Wattenberg is that there are several productive formations. Three of the formations, the Codell, Niobrara and J-Sand, are "blanket" zones in the area of Patina's Wattenberg holdings, while others, such as the D-Sand, Dakota and the shallower Shannon and Sussex, are more localized. Drilling in Wattenberg is low risk from the perspective of encountering hydrocarbons with better than 95% of the wells drilled being completed as producers. Consequently, the Field's economic attractiveness is primarily dependent on energy prices, the reservoir characteristics of the specific area of the Field being drilled and the operator's ability to minimize capital and operating costs.

         Over the past five years, Patina and its predecessors have drilled over 1,500 wells in Wattenberg. Given Patina's experience in drilling and completing wells of this type, combined with an operating base encompassing approximately 3,200 active wells, Patina believes it can drill and operate its oil and gas properties in the Field at a lower cost than its competitors. Furthermore, because virtually all of the wells in which it holds an interest lie within a 40 mile radius, Patina believes it has the potential to become one of the most efficient oil and gas producers in the United States.

         As of December 31, 1996, Patina had 728 proved undeveloped locations and 605 proved behind pipe recompletion opportunities. While this inventory provides the ability to expand development activities should drilling and completion technologies improve or the recent recovery in Rocky Mountain natural gas prices continues, a significant portion of Patina's proved undeveloped locations are projected to provide rates of return below the level judged attractive by its management based on projected commodity prices and reserve recoveries.

         During 1996, Patina focused on combining the operations of its predecessors, reducing costs and identifying attractive projects for further development. Only $8.5 million was spent on development and acquisitions, allowing Patina to use the bulk of its cash flow to reduce senior debt (to $94.5 million at year end as compared to $116.3 million at June 30, 1996) and repurchase securities. In 1997, Patina, at least for the present, expects to limit its capital expenditures on existing properties to approximately $14 million. As a result, management believes funds generated from operations should permit a continued paydown of debt, additional security repurchases or the pursuit of further consolidation or acquisition opportunities.

         As with all its investments and properties, the Company evaluates its position in Patina from time to time and assesses alternatives to increase value to the Company and its shareholders. A number of alternatives concerning Patina are available to the Company, including maintaining its investment, selling all or part of its investment, either in one transaction or gradually, distributing all or part of its investment to its shareholders or acquiring all of, or an increased interest in, Patina. Any decision, when made, will be made in light of strategic, financial and other factors deemed appropriate by management.


INTERNATIONAL ACTIVITIES

         The Company's strategy internationally has been to develop a portfolio of projects that have the potential to make a major contribution to its production and reserves while limiting its financial exposure and mitigating political risk by seeking industry partners and investors to fund the majority of the required capital. A wholly-owned subsidiary of the Company, SOCO International, Inc. ("SOCO International"), is the holding company for all international operations. SOCO International, in turn, owns 90% of two subsidiaries, SOCO International Holdings, Inc. ("Holdings"), which owns shares of Cairn, as discussed below, and SOCO International Operations, Inc. ("Operations"), which holds all other international investments. In December 1996, Edward T. Story, the President of SOCO International and a Vice President and director of the Company, exercised an option to acquire the remaining 10% interest in these companies.

         As the pace of international activity is accelerating, the Company is pursuing plans for an offering of Operations on a major international stock exchange. The offering is intended to enhance the value of Operations'
international projects to the Company's shareholders by establishing an independent valuation in an appropriate market. If the necessary agreements can be concluded, the offering could occur as early as the second quarter of 1997.

         CAIRN. In the fourth quarter of 1996, Cairn, a Scotland-based exploration and production company traded on the London Stock Exchange, agreed to acquire Command Petroleum Limited, an Australian company that was 32.6% owned by SOCO International, in exchange for Cairn stock. As a result, SOCO International tendered its shares in Command for 16.2 million shares of Cairn (approximately 9.6% of the outstanding shares), realizing a pretax gain of $65.5 million. Cairn holds oil and gas interests in several countries, with a primary focus in the Bay of Bengal offshore Bangladesh, where it recently announced a major gas discovery. Cairn's position offshore Bangladesh, where it has identified additional prospects with significant exploratory potential, together with Command's interest in the Ravva Field offshore India, poise Cairn to make a major contribution to the development of oil and gas resources in the developing Indian Subcontinent. Although the potential of Cairn's major exploratory prospects, and thus the ultimate value of the Company's investment in Cairn, remains unknown, Cairn's prospects have been well received, resulting in the value of the Company's investment increasing from $95 million to over $130 million in February 1997. During February and March 1997, the Company sold 4.5 million shares of Cairn at an average price of $8.81 per share, realizing proceeds of $39.2 million, which was applied to repay SOCO International's debt to the Company. The remaining 11.7 million shares had a market value exceeding $100 million on March 6, 1997. The Company presently intends to remain a significant shareholder in Cairn, although it may elect to liquidate its holdings as Cairn's future potential is realized and market conditions warrant.

         RUSSIA. Permtex is a joint drilling venture formed in 1993 between Permneft, a Russian oil and gas company, and SOCO Perm Russia, Inc. ("SOCO Perm"), a subsidiary of SOCO International. The joint venture was formed to develop proven oil fields located in the Volga-Urals Basin of the Perm Region of Russia, approximately 800 miles east of Moscow. Permtex holds exploration and development rights to over 300,000 acres in the Volga-Urals Basin in a contract area containing four major and four minor fields, as well as other potential prospects. The Company estimates that the four major fields contained proved reserves of approximately 52 million barrels of oil at year end (8.6 million barrels net to the Company), with significant additional reserves expected to be ultimately recovered if waterflood projects are successfully implemented. The joint venture utilizes primarily Russian personnel and equipment and Western technology under joint Russian/American management.

         The major fields were delineated prior to the formation of the joint venture through 45 previously drilled wells. Twenty-one wells (10 of which were drilled in 1996) have been placed on production, and are currently producing from 3,500 to 4,000 barrels per day, up from a peak of 2,500 in 1995. During 1996, the joint venture produced approximately 776,000 barrels of oil, with all production (other than oil in transit) being exported and sold on the world market. Drilling activity has been slower than anticipated due to difficulties in securing drilling contracts on commercially reasonable terms. During 1997, the Company expects to drill 11 wells using Russian rigs.

         The Company has continued to fund its share of capital costs through sales of equity in SOCO Perm. In 1996, the Company concluded the sale of 15% of SOCO Perm's equity for $10 million. This sale decreased the Company's interest in SOCO Perm to approximately 35%. This sale required SOCO Perm to list its common shares on a securities exchange no later than 1998 or the investors have the right to require the Company to purchase their shares at a formula price. The proposed offering of Operations' shares is expected to satisfy this requirement. The commitment from the Overseas Private Investment Company, an agency of the United States Government, to provide up to $40 million in financing has been extended to mid-1997.


         MONGOLIA. SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"), a 42% owned affiliate of SOCO International, holds over 10 million acres covering the entire Tamtsag Basin of northeastern Mongolia. These concessions are located between the Hailar and Erlian Basins of China. The Company has also acquired 2,700 kilometers of seismic data in the Basin. During 1996, two exploratory wells were drilled and a second discovery was logged. Although production from the two discovery wells is not expected to be significant, SOCO Tamtsag's activities established the existence of productive sands across broad areas of the Basin. SOCO Tamtsag intends to drill four wells during 1997, including the SOTAMO 21-2, which began drilling in January.

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

CNUOC is a joint venture between China National Petroleum Corporation and SINOCHEM, both state-owned entities. In early 1997, SOCO Tamtsag exported its first shipment of oil to China, successfully testing the marketing arrangements.

         THAILAND. In 1995, SOCO International acquired the 150,000 acre Block B4/32 concession in the Gulf of Thailand. During 1996, SOCO International was awarded Block B8/38. In late 1996, SOCO International reached an agreement with a Malaysian-based international oil company which will fund the drilling of an exploration well on Block B8/38. SOCO International will retain a 42.5% interest in Blocks B8/38 and B4/32. The initial well is scheduled to begin in the second quarter of 1997, and a second well on Block B8/38 may be drilled by the end of the year.

         VIETNAM. In late 1994, SOCO International signed a Memorandum of Understanding with Petrovietnam Exploration and Production regarding a joint exploration and development program on a certain concession offshore Vietnam. Since that time, negotiations regarding a joint venture structure have progressed considerably and have resulted in a formal bid being submitted for the offshore concession. The Company expects a decision on the award in mid-1997.

PROVED RESERVES

         The following table sets forth estimated year end proved reserves for each of the years in the three year period ended December 31, 1996. Proved reserves of 8.6 million BOE with a PW 10% value of $25.8 million assigned to SOCO International projects in Russia are not included in the table.

                                                                               DECEMBER 31,
                                                               ------------------------------------------
                                                                 1994               1995           1996
                                                               --------           --------       --------
          Crude oil and liquids (MBbl)
             Developed                                           26,104            21,637         31,869
             Undeveloped                                          8,873             2,610          8,628
                                                                -------           -------         ------
                Total                                            34,977            24,247         40,497
                                                                =======           =======         ======
          Natural gas (MMcf)
             Developed                                          353,930           330,524        443,441
             Undeveloped                                        157,321            65,194        162,195
                                                                -------          --------        -------
                Total                                           511,251           395,718        605,636
                                                                =======          ========        =======
          Total MBOE                                            120,186            90,200        141,436
                                                                =======          ========        =======

         The following table sets forth pretax future net revenues from the production of proved reserves and the Pretax PW 10% Value of such revenues.

                                                               DECEMBER 31, 1996
                                           --------------------------------------------------------
          (In thousands)                    DEVELOPED            UNDEVELOPED(a)            TOTAL
                                           ----------            --------------          ----------
          1997                             $  248,683             $ (20,275)             $  228,408
          1998                                207,527                31,034                 238,561
          1999                                164,789                38,767                 203,556
          Remainder                         1,049,753               409,368               1,459,121
                                           ----------              ---------             ----------
          Total                            $1,670,752              $458,894              $2,129,646
                                           ==========              =========             ==========
          Pretax PW 10% Value (b)          $1,023,125              $203,879              $1,227,004
                                           ==========              =========             ==========

(a) Net of estimated capital costs, including estimated costs of $34.1 million during 1997.
(b) The after tax PW 10% value of proved reserves totaled $938.6 million at year end 1996.

                                       10

         The quantities and values shown in the preceding tables are based on prices in effect at December 31, 1996, averaging $24.47 per barrel of oil and $3.59 per Mcf of gas. Year end gas prices, although typically higher than prices prevailing through most of a calendar year, were at or near all time highs and significantly higher than prices prevailing throughout most of 1996. Prices for both oil and gas have fallen since year end, partially as the result of decreased demand associated with warm weather. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline in prices of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

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

         Netherland, Sewell & Associates, Inc. ("NSAI") and Ryder Scott Company Petroleum Engineers ("Ryder Scott"), independent petroleum consultants, prepared estimates of the Company's proved reserves which collectivelyrepresent 99% of Pretax PW 10% Value as of December 31, 1996. Approximately 85% was estimated independently by NSAI and 14% by Ryder Scott. No estimates of the Company's reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

PRODUCTION, REVENUE AND PRICE HISTORY

         The following table sets forth information regarding net production of crude oil and liquids and natural gas, revenues and expenses attributable to such production and to natural gas transportation, processing and marketing and certain price and cost information for each of the years in the five year period ended December 31, 1996.

                                            1992            1993              1994           1995            1996
                                         ----------      ----------        ----------     ----------       ---------
                                         (Dollars in thousands, except prices and per barrel equivalent information)
Production
    Oil (MBbl)                                1,776           3,451             4,366          4,278          3,884

    Gas (MMcf)                               23,090          35,080            43,809         53,227         55,840
    MBOE (a)                                  5,989           9,297            11,668         13,149         13,191

Revenues
    Oil                                    $ 33,512        $ 53,174          $ 64,625       $ 72,550       $ 79,201
    Gas (b)                                  43,851          71,467            73,233         72,058        110,126
                                           --------        --------          --------       --------       --------
        Subtotal                             77,363         124,641           137,858        144,608        189,327
    Transportation, processing
        and marketing                        38,611          94,839           107,247         38,256         17,655
    Other                                     2,996           9,372            17,223         19,296         85,432
                                           --------        --------          --------       --------       --------
        Total                              $118,970        $228,852          $262,328       $202,160       $292,414
                                           --------        --------          --------       --------       --------

Operating expenses
    Production                             $ 28,057        $ 41,401          $ 46,267       $ 52,486       $ 49,638
    Transportation, processing
        and marketing                        30,469          85,640            94,177         29,374         15,020
    Exploration                               1,515           2,960             6,505          8,033          4,232
                                           --------        --------          --------       --------       --------
                                           $ 60,041        $130,001          $146,949       $ 89,893       $ 68,890
                                           --------        --------          --------       --------       --------

Direct operating margin                    $ 58,929        $ 98,851          $115,379       $112,267       $223,524
                                           ========        ========          ========       ========       ========

Production data
    Average sales price (c)
        Oil (Bbl)                          $  18.87        $  15.41          $  14.80       $  16.96        $ 20.39
        Gas (Mcf) (a) (b)                      1.74            1.94              1.67           1.35           1.97
        BOE (a)                               12.92           13.41             11.82          11.00          14.35
    Average production expense/BOE         $   4.68        $   4.45          $   3.97       $   3.99        $  3.76
    Average production margin/BOE          $   8.24        $   8.96          $   7.85       $   7.01        $ 10.59

(a) Gas production is converted to oil equivalents at the rate of 6 Mcf per barrel. Prior to 1993 certain high-priced gas was converted based on price equivalency. Average gas prices exclude this high priced gas production.
(b)  Sales of natural gas liquids are included in gas revenues.
(c) The Company estimates that its composite net wellhead prices at December 31, 1996 were approximately $3.59 per Mcf of gas and $24.47 per barrel of oil.

PRODUCING WELLS

     The following table sets forth certain information at December 31, 1996 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 277 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.

                                                                                              AVERAGE
                PRINCIPLE                        GROSS                    NET                 WORKING
             PRODUCT STREAM                      WELLS                   WELLS               INTEREST
         ----------------------                  -----                   -----               --------
         Crude oil and liquids                   4,132                   2,924                  71%
         Natural gas                             1,044                     721                  69%
                                                 -----                  ------                  ---
               Total                             5,176                   3,645                  70%
                                                 =====                   =====                  ===

ACREAGE

         The following table sets forth certain information at December 31, 1996 relating to acreage held by the Company. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling.

                                                               GROSS                      NET
                                                             ----------                ----------
         Domestic
           Developed (a)                                        359,000                   236,000
           Undeveloped (b)                                    1,322,000                   937,000
                                                              ---------                 ---------
               Total                                          1,681,000                 1,173,000
                                                              =========                 =========
         International
           Undeveloped
             Russia                                             306,000                    53,000
             Mongolia                                        10,796,000                 4,534,000
             Thailand                                         2,520,000                 1,071,000
                                                             ----------                 ---------
                Total                                        13,622,000                 5,658,000
                                                             ==========                 =========

(a)  Developed  acreage is acreage  assigned to producing wells.
(b) The Company also held 225,000 net undeveloped acres under option in North Louisiana.

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

                                                           1994             1995              1996
                                                          ------           ------            -----
                  Development wells
                    Productive
                       Gross                              466.0            223.0             69.0
                       Net                                390.6            133.1             38.9
                    Dry
                       Gross                               12.0              5.0              2.0
                       Net                                 11.1              3.8               .5

                  Exploratory wells
                    Productive
                       Gross                                  -                -              3.0
                       Net                                    -                -               .5
                    Dry
                       Gross                               13.0                -              2.0
                       Net                                 10.5                -              1.6

         On December 31, 1996, the Company had 17 gross (13.1 net) development wells and 2 gross (1.0 net) exploratory wells in progress. Between year end and February 28, 1997, the Company spudded 19 wells. At that date, 18 gross (14.7 net) wells, including wells in progress at year end, had been completed, and 14 gross (9.8 net) development wells were in progress.

CUSTOMERS AND MARKETING

         The Company's oil and gas production is principally sold to end users, marketers and other purchasers having access to pipeline facilities near its properties. Where there is no access to pipelines, crude oil is trucked to storage facilities. In 1994 and 1995, Amoco Production Company accounted for approximately 11% and 10% of revenues, respectively. In 1996, Pan Energy, which purchases a significant portion of Patina's gas production, accounted for approximately 11% of revenues. The marketing of oil and gas by the Company can be affected by a number of factors that are beyond its control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a material adverse effect on its operations.

         The Company's gas marketing effort is currently exclusively focused on the sale of production from its properties. Third party gas marketing was discontinued in 1994. During 1996, the volume of the Company's gas production marketed by the Company averaged approximately 136 MMcf per day. Market conditions in 1995 and early 1996 highlighted the need to create new market outlets for Rocky Mountain gas. As part of a program to diversify the markets for its gas production, the Company has pursued transactions that effectively transfer the price that it receives for a portion of its Rocky Mountain gas to the Gulf Coast market. See Note 2 to the Consolidated Financial Statements of the Company. As of year end 1996, 61% of the Company's production was sold under arrangements that are responsive to Rocky Mountain market conditions, and 39% was sold in the Gulf Coast market. As described on page 6 under "Domestic Operations - Major Gas Properties - Great Divide," effective January 1, 1997, the Company's Rocky Mountain gas production (excluding Patina's production) is being pooled with that of other producers and marketed by a subsidiary of Coastal. By pooling gas supplies and using Coastal's expertise, this venture is expected to increase opportunities for downstream marketing of the Company's Rocky Mountain gas.

COMPETITION

         The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of producing properties. There is also competition for the acquisition of oil and gas leases, the marketing of production, in the hiring of experienced personnel and from other industries in supplying alternative sources of energy.

         Competitors in acquisitions, exploration, development, marketing and production include the major oil companies in addition to numerous independent oil companies, individual proprietors, drilling and acquisition programs and others. Many of these competitors possess financial and personnel resources substantially in excess of those available to the Company. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development.

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

REGULATION

         REGULATION OF DRILLING AND PRODUCTION. The Company's operations are affected by political developments and federal and state laws and regulations. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. Numerous departments and agencies, federal, state, local and Indian, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases SOCO's cost of doing business, decreases flexibility in the timing of operations and may adversely affect the economics of capital projects.

         A substantial portion of the Company's oil and gas leases in the Gulf of Mexico and in the Rocky Mountain area were granted by the U.S. Government and are administered by two federal agencies, the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"). These leases are issued through competitive bidding, contain relatively standard terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans before commencement of operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection
Agency), lessees must obtain a permit from the BLM or MMS prior to the commencement of onshore or offshore drilling.

         State regulatory authorities have also established rules and regulations requiring permits for drilling, reclamation and plugging bonds and reports concerning operations, among other matters. Many states also have statutes and regulations governing a number of environmental and conservation matters. Colorado, where all Patina's properties and a portion of the Company's properties are located, amended its statute concerning oil and gas development in 1994 to provide the state's Oil and Gas Conservation Commission with additional authority to regulate oil and gas activities to protect public health, safety and welfare, as well as the environment. Several rulemakings pursuant to these statutory changes have, or will be, undertaken by the Commission to revise the regulation of groundwater protection, soil protection and site reclamation and financial assurance for industry obligations in these areas. To date, these rule changes have not adversely affected oil and gas operations of either the Company or Patina, as the Commission is required to enact cost-effective and technically feasible regulations. However, there can be no assurance that, in the aggregate, these regulatory developments, or developments in other states, will not increase the cost of conducting oil and gas operations.

         In the past, the federal government has regulated the prices at which oil and gas could be sold. Prices of oil and gas sold by the Company are not currently regulated. In recent years, the Federal Energy Regulatory Commission ("FERC") has taken significant steps to increase competition in the sale, purchase, storage and transportation of natural gas. Under these orders, FERC has caused pipelines to open up access to transportation, essentially eliminating pipelines from the role of natural gas merchant and "unbundled" transportation services so that a buyer can purchase just those services it needs. FERC's regulatory programs generally allow more accurate and timely price signals from the consumer to the producer and, on the whole, have helped gas become more responsive to changing market conditions. To date, the Company believes it has not experienced any material adverse effect as the result of these programs. Nonetheless, increased competition in gas markets can and does add to price volatility and inter-fuel competition, which increases the pressure on the Company to manage its exposure to changing conditions and position itself to take advantage of changing market forces.

         ENVIRONMENTAL REGULATIONS. The operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose remediation obligations and substantial liabilities for pollution resulting from drilling operations. Such laws and regulations also restrict air or other pollution and disposal of wastes resulting from the operation of gas processing plants, pipeline systems and other facilities owned directly or indirectly by the Company. Drilling and other projects on federal leases may also require preparation of an environmental assessment or environmental impact statement, which could delay the commencement of operations and could limit the extent to which the leases may be developed.

         The Company currently owns or leases numerous properties that have been used for many years for natural gas and crude oil production. Although the Company believes that it and other previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the near or intermediate future, although some matters identified in the environmental assessments are subject to ongoing review. The Company has assumed responsibility for some of the matters identified. Some of the Company's properties, particularly larger units that have been in operation for several decades, may require significant costs for reclamation and restoration when they are divested or when operations eventually cease. Environmental assessments have not been performed on all of the Company's properties. To date, expenditures for environmental control facilities and for remediation have not been significant to the Company, and the Company does not expect that, under current regulations, future expenditures will have a material adverse impact on the Company.

         Under the Oil Pollution Act of 1990 ("OPA"), owners and operators of onshore facilities and pipelines and lessees or permittees of an area in which an offshore facility is located ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into United States waters. These damages include natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities and $75 million plus removal costs in the case of offshore facilities, except that no limits apply if the discharge was caused by gross negligence or wilful misconduct, or by the violation of an applicable federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor.

         In addition, OPA requires certain vessels and offshore facilities to provide evidence of financial responsibility. During 1996, OPA was amended to reduce the required level of financial responsibility from $150 million to $35 million for offshore facilities and $10 million for facilities located in state waters. OPA also requires offshore facilities to prepare facility response plans, which the Company has done, for responding to a "worst case discharge" of oil. Failure to comply with these requirements or failure to cooperate during a spill event may subject a Responsible Party to civil or criminal enforcement actions and penalties.

         States in which the Company operates have also adopted regulations to implement the Federal Clean Air Act. These new regulations are not expected to have a significant impact on the Company or its operations. In the longer term, regulations under the Federal Clean Air Act may increase the number and type of the Company's facilities that require permits, which could increase the Company's cost of operations and restrict its activities in certain areas.

OFFICERS

         Listed below are the officers and a summary of their recent business experience.

 NAME                        POSITION

 John C. Snyder              Chairman and Director
 Charles A. Brown            Senior Vice President-Rocky Mountain Division
 Steven M. Burr              Vice President-Engineering and Planning
 Peter C. Forbes             Vice President-Offshore
 Peter E. Lorenzen           Vice President-General Counsel
 H. Richard Pate             Vice President-Major Gas Projects
 David M. Posner             Vice President-Gas Management
 James H. Shonsey            Vice President-Finance
 Edward T. Story             Vice President-International and Director
 Rodney L. Waller            Vice President-Special Projects
 Richard A. Wollin           Vice President-Southern Division and Acquisitions

         JOHN C. SNYDER (55), a director and Chairman, founded a predecessor of the Company in 1978. From 1973 to 1977, Mr. Snyder was an independent oil operator in Texas and Oklahoma. Previously, he was a director and the Executive Vice President of May Petroleum, Inc. where he served from 1971 to 1973. Mr. Snyder was the first president of Canadian-American Resources Fund, Inc., which he founded in 1969. From 1964 to 1966, Mr. Snyder was employed by Humble Oil and Refining Company (currently Exxon Co., USA) as a petroleum engineer. Mr. Snyder received his Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma and his Masters Degree in Business Administration from the Harvard University Graduate School of Business Administration. Mr. Snyder also serves as a director of Patina.

         CHARLES A. BROWN (50), Senior Vice President - Rocky Mountain Division, joined the Company in 1987. He was a petroleum engineering consultant from 1986 to 1987. He served as President of CBW Services, Inc., a petroleum engineering consulting firm, from 1979 to 1986 and was employed by Kansas Nebraska Natural Gas Company from 1971 to 1979 and Amerada Hess Corporation from 1969 to 1971. Mr. Brown received his Bachelor of Science Degree in Petroleum Engineering from the Colorado School of Mines.

         STEVEN M. BURR (40), Vice President - Engineering and Planning, joined the Company in 1987. From 1982 to 1987, he was a Vice President with the petroleum engineering consulting firm of Netherland, Sewell & Associates, Inc. From 1978 to 1982, Mr. Burr was employed by Exxon Company, USA in the Production Department. Mr. Burr received his Bachelor of Science Degree in Civil Engineering from Tulane University.

         PETER C. FORBES (51), Vice President - Gulf of Mexico, who was appointed to that position in 1996, joined the Company as Executive Vice President of SOCO Offshore, Inc., the Company's Gulf Coast subsidiary, in July 1995 and has been President of that company since July 1996. From 1994 to 1995, he was President and Chief Executive Officer of SD Resources, Inc., the general partner of Sand Dollar Resources L.P., a partnership with Enron Gas Services Corp., a subsidiary of Enron Corp. From 1992 to 1993, Mr. Forbes was Vice President in charge of the oil and gas property acquisition unit of Enron Gas Services Corp. From 1988 to 1992, he was President and a director of American Exploration Company. Prior thereto, Mr. Forbes was Vice President, Finance of Browning-Ferris Industries, Inc. during 1988 and Senior Vice President and Chief Financial Officer of Zapata Corporation from 1985 to 1987. He served in several positions, including Vice President and Treasurer, at Texas Eastern Transmission Corporation from 1975 to 1985. Mr. Forbes received his Bachelor of Arts Degree from Edinburgh University and is a Scottish Chartered Accountant.

         PETER  E.  LORENZEN  (47),   Vice  President  -   General  Counsel  and
Secretary, joined the Company in 1991. From 1983 through 1991, he was a shareholder in the Dallas law firm of Johnson & Gibbs, P.C. Prior to that, Mr. Lorenzen was an associate with Cravath, Swaine & Moore. Mr. Lorenzen received his law degree from New York University School of Law and his Bachelor of Arts Degree from The Johns Hopkins University.

         H. RICHARD PATE (43), Vice President - held various positions with Mitchell Energy Corporation, including Region Engineer and Production Manager. He was employed by Champlin Petroleum Company from 1979 to 1981 and Atlantic Richfield Corporation from 1975 to 1979. Mr. Pate received his Bachelor of Science Degree in Chemical Engineering from the University of Wyoming.

         DAVID M. POSNER (43), Vice President - Gas Management Group, joined the Company in 1991. From 1980 to 1991 he held various positions with Ladd Petroleum Corporation (a subsidiary of the General Electric Company) including Vice President of Gas Gathering, Processing and Marketing. Mr. Posner received his Bachelor of Arts degree from Brown University and his Master of Science in Mineral Economics from the Colorado School of Mines.

         JAMES H. SHONSEY (45), Vice President - Finance, joined the Company in 1991. From 1987 to 1991, Mr. Shonsey served in various capacities including Director of Operations Accounting for Apache Corporation. From 1976 to 1987 he held various positions with Deloitte & Touche, Quantum Resources Corporation, Flare Energy Corporation and Mizel Petro Resources, Inc. Mr. Shonsey received his Bachelor of Science Degree in Accounting from Regis University and his Master of Science Degree in Accounting from the University of Denver.

         EDWARD T. STORY (53), a director and Vice President - International of the Company and President of SOCO International, Inc., joined the Company in 1991. Mr. Story became a director of the Company in February 1996. From 1990 to 1991, Mr. Story was Chairman of the Board of a jointly-owned Thai/US company, Thaitex Petroleum Company. Mr. Story was co-founder, Vice Chairman of the Board and Chief Financial Officer of Conquest Exploration Company from 1981 to 1990. He served as Vice President, Finance and Chief Financial Officer of Superior Oil Company from 1979 to 1981. Mr. Story held the positions of Exploration and Production Controller and Refining Controller with Exxon USA from 1975 to 1979. He held various positions in Esso Standard's international companies from 1966 to 1975. Mr. Story received a Bachelor of Science Degree in Accounting from Trinity University, San Antonio, Texas and a Masters of Business Administration from the University of Texas in Austin. Mr. Story serves as a director of First BanksAmerica, Inc., a bank holding company, Hi/Lo Automotive, Inc., a distributor of automobile parts, Hallwood Realty Corporation, the general partner of Hallwood Realty Partners, L.P., an American Stock Exchange-listed real estate limited partnership, and Seaunion Holdings Limited, an oil and gas company listed on the Hong Kong Stock Exchange.

         RODNEY L. WALLER (47), Vice President - Special Projects, joined the Company in 1977. Previously, Mr. Waller was employed by Arthur Andersen & Co. Mr. Waller received his Bachelor of Arts Degree from Harding University.

         RICHARD A. WOLLIN (44), Vice President - Southern Division and Acquisitions, joined the Company in 1990. From 1983 to 1989, Mr. Wollin served in various management capacities including Executive Vice President of Quinoco Petroleum, Inc. with primary responsibility for acquisition, divestiture and corporate finance activities. From 1976 to 1983, he was employed in various capacities for The St. Paul Companies, Inc., including Senior Vice President of St. Paul Oil & Gas Corp. Mr. Wollin received his Bachelor of Science Degree from St. Olaf College and his law degree from the University of Minnesota Law School. Mr. Wollin is a member of the Minnesota Bar Association.


FORWARD-LOOKING INFORMATION

         Certain information included and incorporated by reference in this Annual Report, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, and conditions and transactions related thereto, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes.

         All forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. The risks and uncertainties associated with such forward-looking statements include generally the volatility of hydrocarbon prices and hydrocarbon-based financial derivatives prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; developments in financial markets, both domestic and foreign; competition in the industry, as well as competition from other sources of energy; the economics of producing certain reserves; hydrocarbon demand and supply; the ability to find or acquire and develop reserves of natural gas and crude oil; and the actions of customers and competitors. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 3. LEGAL PROCEEDINGS

         In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. In January 1997, the judge ordered that the class not be certified. All remaining liability under this suit was assumed by Patina upon its formation. In January 1996, GOG was also sued in a similar but separate class action filed in stated court. In both suits, the plaintiffs allege that unspecified "post-production" costs incurred prior to calculating royalty payments were deducted in breach of the relevant lease provisions and that this fact was fraudulently concealed. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment prohibiting deduction of post-production costs prior to calculating royalties paid to the class. The Company believes that calculations of royalties by it and GOG are and have been proper under the relevant lease provisions, and intends to defend these and any similar suits vigorously.

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20%. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud and trespass, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, an earlier letter from plaintiffs claimed damages in excess of $50 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainties. However, the Company believes their resolution should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SECURITY HOLDER MATTERS

         The Company's stock is listed on the New York Stock Exchange and trade under the symbol "SNY". The following table sets forth, for 1995 and 1996, the high and low sales prices for the Company's securities for New York Stock Exchange composite transactions, as reported by THE WALL STREET JOURNAL.

                                                    1995                            1996
                                          -----------------------          -----------------------
                                            HIGH            LOW              HIGH            LOW
                                          -------         -------          -------         -------
         First Quarter                    $15-1/4         $13-1/2          $12-1/8         $ 7-1/4
         Second Quarter                    15-3/8          11-7/8           10-1/4           7-5/8
         Third Quarter                     14              10-3/4           12               9-3/8
         Fourth Quarter                    12-3/4          10               17-3/4          11-3/4

         On March 10, 1997, the closing price of the common stock was $17-3/8. Quarterly dividends have been paid at the rate of $.065 per share during 1995 and 1996. For federal income tax purposes, 100% of common dividends paid during 1995 and 1996 were a non-taxable return of capital. The Company currently expects that dividend payments in 1997 will be taxable for federal income tax purposes. Shares of common stock receive dividends as, if and when declared by the Board of Directors. The amount of future dividends will depend on debt service requirements, dividend requirements on preferred stock, capital expenditures and other factors. On December 31, 1996, there were approximately 2,600 holders of record of the common stock and 31.2 million shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial and operating information for each of the years in the five year period ended December 31, 1996. Share and per share amounts refer to common shares. The following information should be read in conjunction with the consolidated financial statements presented elsewhere herein.

(In thousands, except per share data)                          As of or for the Year Ended December 31,
                                                    ------------------------------------------------------------
                                                       1992           1993        1994         1995       1996
                                                    ---------      ---------    ---------   ---------  ---------
INCOME STATEMENT
       Revenues                                     $ 118,970      $ 228,852    $ 262,328   $ 202,160  $ 292,414
       Income (loss) before extraordinary items        14,597         22,538       12,372     (39,831)    62,950
          Per share                                       .43            .58          .07       (1.53)      1.81
       Net income (loss)                               14,597         19,545       12,372     (39,831)    62,950
          Per share                                       .43            .45          .07       (1.53)      1.81
          Dividends per share                             .25 (a)        .22          .25         .26        .26
       Average shares outstanding                      22,722         23,096       23,704      30,186     31,308

CASH FLOW
       Net cash provided by operations             $   48,339      $  68,728    $  86,397   $  69,121  $ 101,730
       Net cash realized (used) by investing          (73,645)      (207,933)    (245,503)     32,421    (62,356)
       Net cash realized (used) by financing           21,079        129,633      169,926     (96,012)   (38,715)

BALANCE SHEET
       Working capital                             $    7,619      $     491    $     708   $   5,842  $   9,168
       Oil and gas properties, net                    241,804        316,406      472,239     435,217    635,387
       Total assets                                   331,638        453,301      673,259     555,493    879,459
       Senior debt                                     96,568        114,952      234,857     150,001    188,231 (b)
       Subordinated notes                              18,750          -           83,650      84,058    183,842 (c)
       Stockholders' equity                           168,866        274,734      274,086     235,368    294,668

(a) Due to revised timing, five payments were made at a quarterly rate of $.05 in 1992.
(b) Includes $93.7 million of SOCO senior debt and $94.5 million of Patina senior debt.
(c) Includes $80.7 million of SOCO convertible subordinated notes and $103.1 million of Patina subordinated notes.

         The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.

(In thousands, except per share data)                                                   1995
                                                                   ----------------------------------------------
                                                                    FIRST        SECOND      THIRD        FOURTH
                                                                   -------      -------     --------     --------
Revenues                                                           $53,017      $57,142      $50,839     $41,162
Depletion, depreciation and amortization and property impairments   19,986       20,675       22,540      40,589 (a)
Gross profit (deficit)                                               8,901       12,564        1,672     (14,660)
Net income (loss)                                                   (5,981)         525       (9,606)    (24,769)
  Per share                                                           (.25)        (.03)        (.37)       (.88)

(In thousands, except per share data)                                                   1996
                                                                   ----------------------------------------------
                                                                    FIRST        SECOND       THIRD      FOURTH
                                                                   -------      -------      -------    ---------
Revenues                                                           $41,719      $56,768      $62,475    $131,452
Depletion, depreciation and amortization and property impairments   16,771       22,745       24,673      23,111
Gross profit                                                         9,979        2,217       18,746      89,801
Net income (loss)                                                    1,777       (9,983)       5,560      65,596
  Per share                                                            .01         (.37)         .13        2.06


(a)   Includes $24.1 million  of property impairments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         COMPARISON OF 1996 RESULTS TO 1995. Total revenues for 1996 were $292.4 million, a $90.3 million increase from 1995. The increase is in large part due to a $67.2 million increase in gains on sales of investments which is primarily due to a $65.5 million gain recognized in the fourth quarter related to an exchange of the Company's stock held in Command Petroleum Limited ("Command"), an Australian affiliate, for stock in Cairn Energy plc ("Cairn"), a United Kingdom based company. An increase in oil and gas sales of $44.7 million was also experienced in 1996 as a result of a 31% rise in the price received per barrel of oil equivalent ("BOE") while production remained relatively stable compared to 1995. Natural gas prices rebounded in 1996 to $1.97 per Mcf from $1.35 per Mcf in 1995, a 46% increase. Oil prices improved 20% to average $20.39 per barrel during 1996. Partially offsetting these increases was a decrease in gas transportation, processing and marketing revenues of $20.6 million primarily as a result of the sale of the Company's Wattenberg gas facilities in 1995.

         Net income for 1996 was $63.0 million, compared to a net loss in 1995 of $39.8 million. The 1996 income was boosted by the net effect of the Command transaction ($57.2 million after minority interest expense and deferred tax expense). However, the Company also recorded a noncash charge of $15.5 million in the second quarter related to the contribution of the Company's Wattenberg oil and gas properties to a newly formed public company, Patina Oil and Gas Corporation ("Patina"), in return for a 70% stake in Patina. The 1995 loss was primarily due to $27.4 million in noncash property impairment charges and almost $11 million in combined losses resulting from a litigation settlement, losses on marketable securities, as well as severance and restructuring costs. Absent these special non-recurring items, there was an increase in net income from 1995 to 1996 of approximately $23 million. This increase can be attributed primarily to the 31% increase in average price received per BOE which increased revenues $44.7 million offset partially by a decrease in gas management margin of $6.2 million and an increase in depreciation, depletion and amortization expense of $8.2 million.

         Revenues from production operations, less direct operating expenses, for 1996 were $139.7 million, an increase of 52% from 1995 net revenue. Average daily production during 1996 was 36,040 BOE, almost exactly what it was in 1995 (36,024 BOE). However, the average product price received increased by 31% to $14.35 per BOE. Production remaining relatively constant from 1995 to 1996 can be attributed to additional interests acquired in four Gulf of Mexico acquisitions in late 1995 and during 1996 and the properties acquired in the Patina transaction offset by decreased production related to numerous sales of noncore properties which have occurred over the past two years and the reduction of development drilling. The Company focused the last two years on divesting of marginal assets and acquiring strategic assets that allow for future growth of the Company. This process is substantially complete and the Company is now in position for growth. The Company expects to increase its development schedule in 1997 which, along with two acquisitions in the Gulf of Mexico in the fourth quarter 1996, should result in an increase in production during 1997. Total operating expenses for 1996 decreased by $2.8 million in line with the Company's efforts of divesting of marginal properties with high operating costs and acquiring incremental interests in offshore properties which have historically had lower operating costs per BOE. Operating costs per BOE were $3.76 compared to $3.99 in 1995.

         Direct operating margin from gas transportation, processing and marketing for 1996 was $2.6 million compared to $8.9 million in 1995. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg gas processing facilities which was completed in the third quarter of 1995. The Company realized almost $80 million in sales proceeds during 1995 on these facilities and recognized a total of $8.7 million in gains.

         Gains on sales of investments were $69.3 million in 1996, compared to $2.2 million in 1995. The $65.5 million gain on the Command exchange accounted for the bulk of the increase. The remaining gains are primarily due to sales of a portion of the Company's interests in the Permtex venture in Russia and the Tamtsag venture in Mongolia. In January 1997, the Company's interest in the Tamtsag venture was further reduced.

         Gains on sales of properties were $8.8 million in 1996, compared to $12.3 million in 1995. The most significant gain during 1996 was a $7.4 million gain on the sale of a 50% interest in the Green River Basin holdings for $16.9 million. The most significant gain during 1995 was the $8.7 million gain recognized as part of the sale of the Company's Wattenberg gas processing facilities for almost $80 million.

         Other income increased 50% or $2.4 million from 1995. The increase can be primarily attributed to equity in earnings of Command increasing $1.9 million from the equity in losses recorded in 1995.

         Exploration expenses for 1996 were $4.2 million, down $3.8 million from 1995. The decrease was due primarily to a writeoff of $4.1 million of acreage costs in 1995 that was not incurred in 1996. Included in the 1996 expenditures of $4.2 million was a $1.2 million dry hole drilled in the Gulf of Mexico in the third quarter on an unexplored block adjacent to one of the Company's current producing blocks.

         General and administrative expenses, net of reimbursements, for 1996 were $17.1 million as compared to $17.7 million in 1995. The slight decrease is the result of ongoing expense reduction efforts and reductions in personnel due to the property divestitures that have taken place over the past two years offset somewhat by increased expenses related to the acquisition of Gerrity Oil & Gas Corporation ("GOG").

         Interest and other expense was $28.9 million compared to $27.0 million in 1995. The majority of the increase is the result of a higher average interest rate primarily due to Patina's subordinated notes which have an effective interest rate of 11.1%.

         Depletion, depreciation and amortization expense in 1996 increased to $84.5 million from $76.4 million in 1995. The increase reflects an increase in the overall depletion, depreciation and amortization rate per equivalent barrel from $5.80 to $6.41. This increase can be attributed to downward revisions in reserve quantities at year end 1995 primarily in proved undeveloped reserves which became uneconomic at year end 1995 prices and the growing impact of the Gulf of Mexico operations which are typically more capital intensive thus having a higher depletion rate.

         COMPARISON OF 1995 RESULTS TO 1994. Total revenues for 1995 were $202.2 million, a $60.2 million decline from 1994. The revenue decrease included $56 million as a result of the suspension of low margin third party gas marketing activities late in 1994 and a $13 million decrease due to the sale of the Company's Wattenberg gas facilities in 1995. Oil and gas sales, on the other hand, rose by 5% to $144.6 million as a result of a 13% growth in production of barrels of oil equivalent. The production increase was partially offset by a 7% decrease in the average price received per BOE. Natural gas prices dropped sharply by 19% in 1995 to an average of $1.35 per Mcf, the lowest average price received in the Company's history. Oil prices improved 15% to average $16.96 per barrel during 1995.

         The net loss for 1995 was $39.8 million, compared to net income in 1994 of $12.4 million. The 1995 loss was primarily due to $27.4 million in noncash property impairment charges and almost $11 million in losses as a result of a litigation settlement, losses on marketable securities, as well as severance and restructuring costs. The property impairment charges resulted from the fourth quarter adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Prior to the fourth quarter of 1995, the Company provided impairments for significant proved and unproved oil and gas property groups to the extent that net capitalized costs exceeded the undiscounted future cash flows. SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. The decline from the 1994 net income also resulted from the decrease in natural gas prices and sharply increased financing costs, incurred prior to the reduction in outstanding debt accomplished during the latter half of 1995.

         Revenues from production operations, less direct operating expenses, for 1995 were $92.1 million, slightly greater than the 1994 net revenue. Average daily production during 1995 was 36,024 BOE, up 13% from 1994 levels, although the average product price received decreased by 7% to $11.00 per BOE. The production increase resulted primarily from newly drilled wells placed on production late in 1994 and during early 1995. In 1995, the Company placed 223 wells on sales, including 88 in the DJ Basin of Colorado, 24 in the Austin Chalk area of Texas, 16 in the Green River Basin of Wyoming and six in the Piceance basin of western Colorado. Additionally, late in 1995, the Company sold its minor interest in a south Texas field where 70 nonoperated wells had been completed earlier in the year. In the DJ Basin, the Company completed 360 wells in 1994, but reduced its drilling in 1995 in response to the dramatic decrease in natural gas prices in the region. The Company expects to maintain a reduced development schedule in 1996. Total operating expenses for 1995 increased by 13%, in line with the production growth. Operating costs per BOE were $3.99, essentially even with those of the prior year.

         Revenues from gas processing, transportation, and marketing, less direct expenses, for 1995 were $8.9 million, compared to $13.1 million in 1994. The decrease resulted primarily from a reduction in processing margins due to the sale of the Company's Wattenberg processing facilities. During 1995, the Company realized almost $80 million in sales proceeds and recorded $8.7 million in gains. In conjunction with the sales, the Company completed an agreement with the primary purchaser, which, at current gas prices, is not expected to have a material adverse effect on the wellhead net prices compared to the Company's processing arrangements prior to the sale. Gas transportation and gathering margins from facilities retained by the Company climbed 47% during 1995 to $3.4 million, associated with rising production and system expansions in southern Wyoming and western Colorado. Gas marketing net revenues declined by $797,000 between years, after the suspension of third party marketing activities in late 1994.

         Gains on sales of properties were $12.3 million in 1995, compared to $2.0 million in 1994. The $8.7 million gain from the DJ Basin facility sales accounted for the bulk of the increase. The remaining gains were part of the Company's ongoing program to dispose of nonstrategic assets at favorable prices.

         Other income in 1995 was $7.0 million, which was reduced from $15.3 million in 1994, as the prior year included $6.6 million in gains on the sale of a portion of the Company's interest in the Permtex venture in Russia and the sale of equity securities by the Company's Australian affiliate. The remaining decrease was primarily due to losses on the sale of marketable securities in 1995. The Company realized $13.1 million in proceeds from the securities sales, which was applied to further reduce the outstanding debt.

         Exploration expenses for 1995 were $8.0 million, up $1.5 million from 1994. The increase resulted primarily from the writeoff of $4.1 million of certain acreage costs.

         General and administrative expenses, net of reimbursements, were $17.7 million as compared to $12.9 million in 1994. The increase consists of $2.3 million associated with an increase of activities related to the Company's newer development projects, $1.5 million in severance and restructuring costs primarily related to the Wattenberg Area activities and $1.0 million related to the expanding offshore operations.

         Interest and other expense was $27.0 million in 1995, up from $12.5 million in 1994. The majority of the increase was due to higher outstanding debt levels at higher average interest rates, and to a lesser extent, the writedown of certain notes receivable to their realizable value. Senior debt was significantly reduced during the last half of the year with the proceeds from the sale of the Wattenberg facilities and the west Texas oil and gas properties.

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

DEVELOPMENT, ACQUISITION AND EXPLORATION

         During 1996, the Company incurred $349.0 million in capital expenditures, including $297.7 million for property acquisitions, $43.1 million for development, $4.6 million for exploration, $2.0 million for field and office equipment and $1.6 million for gas facility expansion.

         The Company expended $297.7 million relating to property acquisitions during 1996. Of this amount, $273.1 million was for producing properties and $24.6 million was for unevaluated properties. Of the $273.1 million expended for producing properties, $218.4 million related to the formation of Patina and the subsequent May 1996 acquisition (the "Acquisition") of GOG. In 1996, the Company acquired, via three acquisitions, incremental interests in certain properties located in the Gulf of Mexico for a net purchase price of $72.1 million ($22.4 million was classified as unevaluated properties).

         Of the total development expenditures, $12.8 million was concentrated in the Gulf of Mexico where four wells were placed on sales with three in progress at year end. The Company expended $8.6 million in the Piceance Basin of western Colorado to place 22 wells on sales with one in progress at year end. The Company expended $5.7 million in the East Washakie Basin of southern Wyoming to place twelve wells on sales with three in progress at year end. In the Green River Basin of southern Wyoming, $2.9 million was incurred to place five wells on sales with two in progress at year end.

         Exploration costs in 1996 were $4.6 million primarily for seismic work performed in and around the Company's major drilling projects and a dry hole drilled in the Gulf of Mexico. In Russia, ten additional wells were drilled and completed resulting in that venture increasing production to over 3,500 barrels per day. Drilling activity has been slower than anticipated due to difficulties in securing drilling contracts on commercially reasonable terms. During 1997, the Company expects to drill 11 wells. In Mongolia, the Mongolian Parliament ratified the grant of two additional concessions in the area to SOCO Tamtsag Mongolia, Inc. bringing the total acreage position to approximately 10 million acres. During 1996, two exploratory wells were drilled, one of which resulted in a second discovery. SOCO Tamtsag Mongolia, Inc. intends to drill four wells during 1997. In Thailand, the Company was awarded Block B8/38 in the Gulf of Thailand. The Company has entered into an agreement with an international oil company which will fund the drilling of an exploration well in this block. Drilling is expected to begin in the second quarter, with a second well possibly being drilled by year end.

FINANCIAL CONDITION AND CAPITAL RESOURCES

         At December 31, 1996, the Company had total assets of $879.5 million. Total capitalization was $675.8 million, of which 44% was represented by stockholder's equity, 28% by senior debt, 27% by subordinated debt and 1% by deferred taxes payable. During 1996, net cash provided by operations was $101.7 million, an increase of 47% compared to 1995. As of December 31, 1996, commitments for capital expenditures totaled $7.3 million. The Company anticipates that 1997 expenditures for development drilling will approximate $112 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development acquisition and exploration expenditures using internally generated cash flow and existing credit facilities. The Company is also considering a public offering for a subsidiary which holds certain of the Company's international investments. The Company expects the offering to be completed in 1997 with the securities being listed on a major international stock exchange. In addition, joint ventures or future public offerings of debt or equity securities may be utilized.

         As a result of the Acquisition, the Company has realized increased net cash provided by operations. For the foreseeable future, cash generated by Patina will, however, be retained by Patina to fund its development program, reduce debt and pursue acquisitions in the DJ Basin or elsewhere. Moreover, Patina's credit facilities currently prohibit the payment of dividends on its common stock. Accordingly, Patina's cash flow is intended to be used to reduce debt levels, fund a limited development program and any future acquisitions which may be consummated and may not be available to fund the Company's other operations or to pay dividends to its stockholders.

         SOCO maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at December 31, 1996 was $140 million. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $60 million was available for the payment of dividends and other restricted payments as of December 31, 1996.

         Simultaneously with the Acquisition, Patina entered into a bank credit agreement. The agreement consists of (i) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (ii) a facility provided to GOG (the "GOG Facility").

         The Patina Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the revolving credit facility will be limited to a semiannually adjusted borrowing base that equaled $85 million at December 31, 1996. At December 31, 1996, $67.5 million was outstanding under the revolving credit facility. Subsequent to the Acquisition, Patina has utilized primarily cash flow from operations to reduce the balance outstanding under the Patina Facility by more than $14 million.

         The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $35 million at December 31, 1996. At December 31, 1996, $27.0 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Acquisition. Subsequent to the Acquisition, Patina has utilized primarily cash flow from operations to reduce the balance outstanding under the GOG Facility by more than $7 million.

         Patina's bank credit agreement contains certain financial covenants including, but not limited to, a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guarantees, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; negative pledge clauses; issuance of securities; and non-speculative commodity hedging.

         The Company from time to time enters into  arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas sales of $2.5 million in both years ended December 31, 1995 and 1996. These arrangements are expected to increase revenues through 2002.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintains a program to divest marginal properties and assets which do not fit its long range plans. During 1996, the Company received $73.6 million in proceeds from the sale of oil and gas properties which were used to reduce debt and finance additional acquisitions in the Gulf of Mexico. The most significant sales arose from the addition of partners in two of the Company's major development projects. The largest sale was the sale of a 45% interest in its Piceance Basin holdings for a sale price of $22.4 million. The Company recognized a net gain of $2.4 million as a result of this transaction. In addition, the Company sold a 50% interest in its Green River Basin gas project for $16.9 million. The Company recognized a net gain of $7.4 million as a result of this transaction. Proceeds from the sale of nonstrategic properties totaled $34.3 million. The largest of these sales was the sale in December 1996 of the Company's interests in the Giddings Field of southeast Texas for $11.8 million. The Company recognized a net loss of $3.3 million as a result of this transaction.

         In November 1996, the Company accepted an offer from Cairn for its interest in Command. The Company received 16.2 million shares of freely marketable Cairn common stock, and recorded a gain of $65.5 million, with no associated current tax liability. However, a deferred tax provision of $4.0 million was recorded related to this transaction. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc.

subsidiaries, SOCO International Holdings, Inc. and SOCO International Operations, Inc. As a result of this transaction, the Company recorded a $260,000 loss on the exchange. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at year end. Subsequent to year end, the Company sold
4.5  million  Cairn  shares at an  average  of $8.81 per share  realizing  $39.2 million in proceeds which will be used primarily to reduce senior debt. These transactions are anticipated to result in a pretax gain of $11.7 million (after minority interest expense of $1.3 million) in the first quarter of 1997.

         During the second quarter of 1996, the Board authorized the repurchase of up to $10 million of the Company's securities and in the third quarter of 1996, authorized an additional $10 million for this purpose. During the last three quarters of 1996, the Company repurchased 725,000 common shares for $7.0 million, 6,000 preferred depository shares for $142,000 and $3.8 million face value convertible subordinated notes for $3.5 million. Additional repurchases have and may continue to be made at such times and at such prices as the Company deems appropriate.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1995 and 1996. Average gas prices for 1995 and 1996 were increased by $.06 and $.08 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                        AVERAGE PRICES
                                                         -------------------------------------------
                                                         CRUDE OIL
                                                            AND            NATURAL        EQUIVALENT
                                                          LIQUIDS            GAS            BARRELS
                                                         ---------        ---------       ----------
                                                         (PER BBL)        (PER MCF)        (PER BOE)
                        ANNUAL
                        ------
                          1992                           $  18.87           $  1.74         $  13.76
                          1993                              15.41              1.94            13.41
                          1994                              14.80              1.67            11.82
                          1995                              16.96              1.35            11.00
                          1996                              20.39              1.97            14.35

                       QUARTERLY
                       ---------

                         1995
                         ----
                         First                           $  16.40           $  1.31         $  10.66
                         Second                             17.52              1.29            10.95
                         Third                              17.05              1.30            10.81
                         Fourth                             16.84              1.55            11.69

                         1996
                         ----
                         First                           $  17.95           $  1.78         $  12.80
                         Second                             20.52              1.62            12.90
                         Third                              20.25              1.78            13.60
                         Fourth                             22.26              2.64            17.69


         In December 1996, the Company received an average of $22.19 per barrel and $3.68 per Mcf for its production.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the Index to Consolidated Financial Statements on page 29 for the Company's consolidated financial statements and notes thereto. Quarterly financial data for the Company is presented on page 21 of this Form 10-K. Supplementary schedules for the Company, other than Schedule I, have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES.

         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE



Report of Independent Public Accountants....................................30

Consolidated Balance Sheets as of December 31, 1995 and 1996................31

Consolidated Statements of Operations
     for the years ended December 31, 1994, 1995 and 1996...................32

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1994, 1995 and 1996...................33

Consolidated Statements of Cash Flows
     for the years ended December 31, 1994, 1995 and 1996...................34

Notes to Consolidated Financial Statements..................................35

Schedules:

     Schedule I-Condensed Financial Information of Snyder Oil Corporation ..54

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS OF SNYDER OIL CORPORATION:

         We have audited the accompanying consolidated balance sheets of Snyder Oil Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snyder Oil
Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in 1995.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules listed in the index to the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                         ARTHUR ANDERSEN LLP

Fort Worth, Texas,
February 17, 1997

                                              SNYDER OIL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1995               1996
                                                                                  -------------      -------------
                                                      ASSETS
Current assets
     Cash and equivalents                                                          $    27,263        $    27,922
     Accounts receivable                                                                29,259             58,944
     Inventory and other                                                                11,769             11,212
                                                                                   -----------        -----------
                                                                                        68,291             98,078
                                                                                   -----------        -----------

Investments                                                                             33,220            129,681
                                                                                   -----------        -----------

Oil and gas properties, successful efforts method                                      675,961            887,721
     Accumulated depletion, depreciation and amortization                             (240,744)          (252,334)
                                                                                   -----------        -----------
                                                                                       435,217            635,387
                                                                                   -----------        -----------

Gas facilities and other                                                                30,506             28,111
     Accumulated depreciation and amortization                                         (11,741)           (11,798)
                                                                                   -----------        -----------
                                                                                        18,765             16,313
                                                                                   -----------        -----------
                                                                                   $   555,493        $   879,459
                                                                                   ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                              $    36,353        $    51,867
     Accrued liabilities                                                                26,096             37,043
                                                                                   -----------        -----------
                                                                                        62,449             88,910
                                                                                   -----------        -----------

Senior debt                                                                            150,001            188,231
Subordinated notes                                                                      -                 103,094
Convertible subordinated notes                                                          84,058             80,748

Deferred taxes payable                                                                  -                   9,034
Other noncurrent liabilities                                                            20,016             28,064

Minority interest                                                                        3,601             86,710
Commitments and contingencies

Stockholders' equity
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,
         6% Convertible preferred stock, 1,035,000 and 1,033,500
         shares issued and outstanding                                                      10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,430,227 and 31,456,027 issued                                                  314                315
     Capital in excess of par value                                                    265,911            260,221
     Retained earnings (deficit)                                                       (29,001)            25,711
     Common stock held in treasury, 134,191 and 250,000 shares at cost                  (2,457)            (3,510)
     Unrealized foreign currency translation gain                                          380                -
     Unrealized gain on investments                                                        211             11,921
                                                                                   -----------        -----------
                                                                                       235,368            294,668
                                                                                   -----------        -----------
                                                                                   $   555,493        $   879,459
                                                                                   ===========        ===========

                          The accompanying  notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          1994             1995             1996
                                                                      -----------      -----------      -----------
Revenues
   Oil and gas sales                                                   $ 137,858        $ 144,608        $ 189,327
   Gas transportation, processing and marketing                          107,247           38,256           17,655
   Gains on sales of equity interests in investees                         9,747            2,183           69,343
   Gains on sales of properties                                            1,969           12,254            8,786
   Other                                                                   5,507            4,859            7,303
                                                                       ---------        ---------        ---------

                                                                         262,328          202,160          292,414
                                                                       ---------        ---------        ---------
Expenses
   Direct operating                                                       46,267           52,486           49,638
   Cost of gas and transportation                                         94,177           29,374           15,020
   Exploration                                                             6,505            8,033            4,232
   General and administrative                                             12,853           17,680           17,143
   Interest and other                                                     12,463           27,001           28,899
   Litigation settlement                                                   -                4,400            -
   Loss on sale of subsidiary interest                                     -                -               15,481
   Depletion, depreciation and amortization                               70,770           76,378           84,547
   Property impairments                                                    5,783           27,412            2,753
                                                                       ---------        ---------        ---------

Income (loss) before taxes and minority interest                          13,510          (40,604)          74,701
                                                                       ---------        ---------        ---------

Provision (benefit) for income taxes
   Current                                                                 -                   25               33
   Deferred                                                                  967           (1,370)           4,313
                                                                       ---------        ---------        ---------
                                                                             967           (1,345)           4,346
                                                                       ---------        ---------        ---------

Minority interest                                                           (171)            (572)          (7,405)
                                                                       ---------        ---------        ---------

Net income (loss)                                                      $  12,372        $ (39,831)       $  62,950
                                                                       =========        =========        =========

Net income (loss) per common share                                     $     .07        $   (1.53)       $    1.81
                                                                       =========        =========        =========

Weighted average shares outstanding                                       23,704           30,186           31,308
                                                                       =========        =========        =========


                         The accompanying  notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)
                                     PREFERRED STOCK         COMMON STOCK          CAPITAL IN      RETAINED
                                     ---------------       ----------------         EXCESS OF      EARNINGS     TREASURY
                                     SHARES   AMOUNT       SHARES    AMOUNT         PAR VALUE      (DEFICIT)     STOCK
                                     ------   ------       ------    ------         ---------      ---------    --------

Balance, December 31, 1993            2,221   $   22        23,260   $  233         $ 249,713      $  25,308    $    -

    Common stock grants and
       exercise of options              -        -             414        4             2,851            -        (2,288)

    Conversion of preferred
       to common                     (1,186)     (12)        6,535       65               (53)           -           -

    Issuance of warrants                -        -             -        -               3,450            -           -

    Dividends                           -        -             -        -                 -          (16,721)        -

    Net income                          -        -             -        -                 -           12,372         -
                                    -------   ------       -------    ------        ---------      ---------    --------

Balance, December 31, 1994            1,035       10        30,209      302           255,961         20,959      (2,288)

    Common stock grants and
       exercise of options              -        -             138        1               856            -          (169)

    Issuance of common                  -        -           1,083       11            13,021            -           -

    Dividends                           -        -             -        -              (3,927)       (10,129)        -

    Net loss                            -        -             -        -                 -          (39,831)        -
                                    -------   ------       -------    ------        ---------      ---------    --------

Balance, December 31, 1995            1,035       10        31,430      314           265,911        (29,001)     (2,457)

    Common stock grants and
       exercise of options              -        -             267        3             3,179            -          (258)

    Issuance of common                  -        -             399        4             3,689            -           -

    Repurchase of common                -        -            (640)      (6)           (6,243)           -          (795)

    Repurchase of preferred              (1)     -             -        -                (142)           -           -

    Dividends                           -        -             -        -              (6,173)        (8,238)        -

    Net income                          -        -             -        -                 -           62,950         -
                                    -------   ------      --------    ------        ---------       --------    --------
Balance, December 31, 1996            1,034   $   10        31,456    $  315        $ 260,221       $ 25,711    $ (3,510)
                                    =======   ======      ========    ======        =========       ========    ========

                                 The  accompanying  notes are an integral part of these statements.




                                              SNYDER OIL CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1994             1995             1996
                                                                     ------------     ------------      -----------
Operating activities
   Net income (loss)                                                 $    12,372      $   (39,831)      $   62,950
   Adjustments to reconcile net income (loss) to net
      cash provided by operations
          Amortization of deferred credits                                (2,986)          (2,511)          (1,052)
          Gains on sales of investments                                   (9,747)            (809)         (68,343)
          Gains on sales of properties                                    (1,969)         (12,254)          (8,786)
          Equity in (earnings) losses of unconsolidated subsidiaries      (1,355)           1,319             (421)
          Exploration expense                                              6,505            8,033            4,232
          Loss on sale of subsidiary interest                               -                -              15,481
          Depletion, depreciation and amortization                        70,770           76,378           84,547
          Property impairments                                             5,783           27,412            2,753
          Deferred taxes                                                     967           (1,370)           4,313
          Minority interest                                                  171              572            7,405
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                        11,024            7,142          (15,869)
               Inventory and other                                        (9,241)           3,617            5,175
            Increase (decrease) in
               Accounts payable                                            1,901           (8,521)           2,771
               Accrued liabilities                                         1,841            5,165             (316)
               Other liabilities                                             361            4,779            6,890
                                                                    ------------     ------------      -----------
          Net cash provided by operations                                 86,397           69,121          101,730
                                                                    ------------     ------------      -----------

Investing activities
   Acquisition, development and exploration                             (237,879)         (92,353)        (128,598)
   Purchase of controlling interest in subsidiary                         (6,645)            -               -
   Proceeds from investments                                               5,019           14,786            1,635
   Outlays for investments                                                (8,804)            -              (9,013)
   Proceeds from sales of properties                                       2,806          109,988           73,620
                                                                    ------------     ------------      -----------
          Net cash realized (used) by investing                         (245,503)          32,421          (62,356)
                                                                    ------------     ------------      -----------

Financing activities
   Issuance of common                                                      1,157              688            1,523
   Increase (decrease) in indebtedness                                   187,138          (86,193)         (13,289)
   Debt issuance costs                                                    (2,855)            -               -
   Dividends                                                             (16,721)         (14,056)         (14,411)
   Deferred credits                                                        2,356            3,549             (120)
   Repurchase of stock                                                    (1,149)            -              (7,186)
   Repurchase of subordinated notes                                         -                -              (5,232)
                                                                    ------------     ------------      -----------
          Net cash realized (used) by financing                          169,926          (96,012)         (38,715)
                                                                    ------------     ------------      -----------

Increase in cash                                                          10,820            5,530              659
Cash and equivalents, beginning of year                                   10,913           21,733           27,263
                                                                    ------------     ------------      -----------
Cash and equivalents, end of year                                   $     21,733     $     27,263      $    27,922
                                                                    ============     ============      ===========

Noncash investing and financing activities
   Gas plant capital lease                                          $     21,000             -                -
   Acquisition of properties and stock via stock issuances                  -         $    13,032      $     3,693
   Acquisition of properties recorded as senior debt                        -                -         $    31,730
   Acquisition via subsidiary stock issuance                                -                -         $   115,067

                          The accompanying  notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       ORGANIZATION AND NATURE OF BUSINESS

          Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, exploration and development of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. To a minor extent, the Company gathers, transports and markets natural gas generally in proximity to its principal producing properties. The Company is also engaged in international acquisition, exploration and development, primarily through affiliates. The Company, a Delaware corporation, is the successor to a company formed in 1978.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of Snyder Oil Corporation ("SOCO") and its subsidiaries (collectively, the "Company"). Affiliates in which the Company owns more than 50% but less than 100% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates being accounted for in this manner include Patina Oil & Gas Corporation ("Patina"), SOCO International Holdings, Inc. ("Holdings") and SOCO International Operations, Inc. ("Operations"). DelMar Petroleum, Inc., whose name was subsequently changed to SOCO Offshore, Inc. ("SOCO Offshore"), was accounted for in this manner until all remaining minority interests were acquired in June 1996. Affiliates in which the Company owns between 20% and 50% are accounted for under the equity method. Affiliates being accounted for in this manner include SOCO Perm Russia, Inc. ("SOCO Perm"), a Russian affiliate, and SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"), a Mongolian affiliate. Command Petroleum Limited ("Command"), an Australian affiliate, was accounted for in this manner until the Company disposed of this investment in November 1996. Affiliates in which the Company owns less than 20% are accounted for under the cost method. Affiliates being accounted for in this manner include Cairn Energy plc ("Cairn"). The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated.

Producing Activities

          The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the year ended December 31, 1996, the Company provided unproved property impairments of $2.8 million. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

          Prior to 1995, the Company provided impairments for significant proved oil and gas property groups to the extent that net capitalized costs exceeded the undiscounted future cash flows. During 1995, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. Accordingly, in 1995 the Company provided for $27.4 million of such impairments. During the year ended December 31, 1996, the Company did not provide for any such impairments.

Unrealized Foreign Currency Translation Gain

          The company follows SFAS 52, "Foreign Currency Translation", which requires that business transactions and foreign operations recorded in a foreign currency must be restated in U.S. dollars. Gains or losses resulting from the translation process increases or decreases the book value of investments and must be accumulated in a separate component of stockholders' equity. Command's functional currency is the Australian dollar. The foreign currency translation gain reported in the balance sheet as of December 31, 1995 was the result of the translation of the Australian dollar balance sheet into United States dollars at then current exchange rates.

Section 29 Tax Credits

          The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.5 million in both 1995 and 1996. These arrangements are expected to continue through 2002.

Gas Imbalances

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1995 and 1996 were insignificant.

Financial Instruments

          The following table sets forth the book value and estimated fair values of financial instruments (in thousands):

                                                                   DECEMBER 31,              DECEMBER  31,
                                                                       1995                      1996
                                                              ----------------------     ----------------------
                                                                BOOK         FAIR          BOOK         FAIR
                                                                VALUE        VALUE         VALUE        VALUE
                                                              ---------    ---------     ---------    ---------
          Cash and equivalents                                $  27,263    $  27,263     $  27,922    $  27,922
          Investments                                            33,220       52,203       129,681      163,477
          Senior debt                                          (150,001)    (150,001)     (188,231)    (188,231)
          Subordinated notes                                       -            -         (103,094)    (105,650)
          Convertible subordinated notes                        (84,058)     (79,997)      (80,748)     (82,866)
          Long-term commodity contracts                            -          11,623          -           5,040
          Interest rate swap                                       -             107          -             (19)

          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes and convertible subordinated notes are estimated based on their December 31, 1996 closing prices on the New York Stock Exchange.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue in the period to which the contracts relate. In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu per day through 2004. In December 1996, that volume represented approximately 43% of SOCO's Rocky Mountain gas production and 17% of the Company's consolidated Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement requires payment to a counterparty based on a fixed rate of 5.585% and requires the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are settled on a monthly basis. The agreement matures in September 1997, with the counterparty having the option to extend it for two years. At December 31, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

Risks and Uncertainties

          Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces over 70% of its natural gas, have traditionally been particularly volatile. Prices are significantly impacted by the local weather, production in the area, seasonal variations in local demand and limited transportation capacity to other regions of the country. Until recently, mild weather and increased production in the region contributed to depressed prices. At December 31, 1996, prices in the region had rebounded sharply, although it is uncertain if this trend will continue. Increases or decreases in prices received, particularly in the Rocky Mountains, could have a significant impact on the Company's future results of operations.

          The Company's strategy internationally is to develop a portfolio of projects that have the potential to make a major contribution to its production and reserves while limiting its financial exposure and mitigating political risk by seeking industry partners and investors to fund the majority of the required capital. Such projects are subject to a number of political and economic uncertainties, in addition to the typical risks and volatility associated with the oil and gas industry. There is no assurance that the Company's international operations will reach a level reasonably required to fully exploit the projects, nor is there any assurance of economic success should such a level be reached.

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

(3)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of these investments:

                                                              DECEMBER 31, 1995             DECEMBER 31, 1996
                                                           -----------------------       ------------------------
                                                                              (IN THOUSANDS)

                                                             BOOK           FAIR           BOOK           FAIR
                                                             VALUE          VALUE          VALUE          VALUE
                                                           ---------      ---------      ---------      ---------
          Equity method investments                        $  30,901      $  49,884      $   8,789      $  42,585
          Marketable securities                                  652            652        115,558        115,558
          Long-term notes receivable                           1,667          1,667          5,334          5,334
                                                           ---------      ---------      ---------      ---------

                                                           $  33,220      $  52,203      $ 129,681      $ 163,477
                                                           =========      =========      =========      =========

          The Company follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in marketable securities accounted for on the cost method and long-term notes receivable must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for by the equity method.

Command Petroleum Limited

          From May 1993 to November 1996, the Company had an investment in Command, an Australian oil company, accounted for by the equity method. Command was listed on the Australian Stock Exchange. In 1995, the Company acquired an additional 4.7 million shares of Command common stock in exchange for an interest in the Fejaj Permit in Tunisia. As a result, the Company's ownership in Command increased to 30.0% and a $1.4 million gain was recognized during 1995. In June 1996, the Company purchased 8.5 million shares of Command common stock for $3.6 million, increasing its ownership to 32.6%. In October 1996, Command announced that it had completed merger negotiations with Cairn, an international independent oil company based in Edinburgh, Scotland with shares listed on the London Stock Exchange. In November 1996, the Company accepted Cairn's offer for its interest in Command. The Company received 16.2 million shares of freely marketable Cairn common stock, and recorded a gain of $65.5 million in the fourth quarter of 1996. The Company's investment in Cairn is accounted for under the cost method and is reflected as marketable securities in the table above. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, Holdings and Operations. As a result of this transaction, the Company recorded a $260,000 loss on the exchange. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at year end.

SOCO Perm Russia, Inc.

          In 1993, SOCO Perm was organized by the Company and a U.S. industry participant. SOCO Perm and a Russian partner formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance a portion of its planned development expenditures, SOCO Perm closed a private placement of its equity securities with three industry participants in 1994. As a result, the Company's investment was reduced from 75% to 41.25% and a $3.5 million net gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to SOCO Perm and as a result, the Company recognized an additional gain of $1.1 million. In April 1996, SOCO Perm closed a private placement which reduced the Company's interest to 34.91% and indicated a market value of $22.7 million for the Company's remaining position. The Company recognized a gain in the second quarter of $2.6 million as a result of this transaction. The private placement agreement requires SOCO Perm to list its common shares on a securities exchange no later than 1998. If such listing does not occur, the new shareholders have the right to require the Company to purchase their share at a formula price. The Company's investment in SOCO Perm is held through Operations. The Company is currently considering the possibility of listing Operations on a major international Stock Exchange. If such listing was to occur, it is expected to meet the requirement to list SOCO Perm. The Company's investment in SOCO Perm had a carrying cost at December 31, 1996 of $7.0 million.

SOCO Tamtsag Mongolia, Inc.

          In 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia, then sold a portion of its interest to three industry participants. One participant committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the consortium. Accordingly, the Company's investment in SOCO Tamtsag was reduced from 100% to 49% and a $1.5 million gain was recognized. In 1996, the Company completed the exchange of a portion of its interest to an industry participant for consulting services valued at $1.5 million. As a result of this transaction, the Company's ownership was reduced to 42% and an $832,000 gain was recognized. In August 1996, the Mongolian Parliament ratified the grant of two additional concessions in the area to SOCO Tamtsag, bringing the total acreage position to approximately 10 million acres. The Company's investment in SOCO Tamtsag had a carrying cost of $1.8 million at December 31, 1996 in addition to $4.7 million in stockholder loans, which are required on a pro rata basis by all stockholders, to SOCO Tamtsag which are included in notes receivable in the table above. In January 1997, SOCO Tamtsag completed an equity sale which reduced the Company's investment to 40.3% and indicated a market value of $19.9 million for the Company's remaining position. The Company's investment in SOCO Tamtsag is held through Operations.

Marketable Securities

          The Company had investments in equity securities of publicly traded domestic energy companies accounted for on the cost method, with a total cost at December 31, 1995 of $328,000. The market value of these securities at December 31, 1995 approximated $652,000. In 1996, the Company sold all of these securities for $968,000 and recognized a corresponding gain of $640,000. In accordance with SFAS 115 at December 31, 1995, investments were increased by $324,000 of gross unrealized holding gains, stockholders' equity was increased by $211,000 and deferred taxes payable were increased by $113,000. The Company had investments in equity securities of one publicly traded foreign energy company, Cairn, accounted for on the cost method at December 31, 1996. Cairn has a major development project off the coast of Bangladesh as well as major producing interests in the United Kingdom and the Dutch North Sea, and exploration interests in several countries including Thailand, Vietnam and China. The Company's total cost basis in the Cairn shares was $95.2 million at December 31, 1996. The market value of the Cairn shares approximated $115.6 million at December 31, 1996. In accordance with SFAS 115, at December 31, 1996, investments were increased by a $20.4 million gross unrealized holding gain, stockholders' equity was increased by $11.9 million, minority interest liability was increased by $1.3 million and deferred taxes payable were increased by $7.2 million. Subsequent to year end, the Company sold 4.5 million Cairn shares at an average of $8.81 per share realizing $39.2 million in proceeds which will be used primarily to reduce senior debt. These transactions are anticipated to result in a pretax gain of $11.7 million (after minority interest expense of $1.3 million) in the first quarter of 1997.

Notes Receivable

          The Company holds long-term notes receivable due from SOCO Tamtsag, other privately held corporations and a director, with a book value of $1.7 million and $5.3 million at December 31, 1995 and 1996. SOCO Tamtsag shareholder loans, which bear interest at the three month LIBOR rate plus two percent, are to be repaid from the gross receipts of SOCO Tamtsag under certain circumstances (i.e., excess cash reserves). Any remaining balances mature December 31, 2009. The notes from other privately held corporations are secured by certain assets, including stock and oil and gas properties. The notes from a director, which originated in connection with an option to purchase 10% of the Company's international affiliates, are unsecured and are due April 10, 1998. The Company believes that, based on existing market conditions, the December 31, 1996 balances will be recovered in the long term. At December 31, 1995 and 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(4)       OIL AND GAS PROPERTIES AND GAS FACILITIES

          The cost of oil and gas properties at December 31, 1995 and 1996 includes $24.2 million and $32.7 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale and are excluded from amortization. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                               1994                1995              1996
                                                            ----------          ----------        ----------
                                                                              (IN THOUSANDS)
     Proved acquisitions                                    $   44,684          $   13,675        $  273,088
     Acreage acquisitions                                       25,571               7,388            24,589
     Development                                               156,912              62,578            43,075
     Gas processing, transportation and other                   46,607               7,886             3,612
     Exploration                                                 5,514               8,214             4,588
                                                            ----------          ----------        ----------
                                                            $  279,288          $   99,741        $  348,952
                                                            ==========          ==========        ==========

          During 1996, the Company incurred $273.1 million for domestic proved acquisitions. Of the total acquisition expenditures, $218.4 million related to the formation of Patina and the subsequent May 1996 acquisition (the
"Acquisition") of Gerrity Oil & Gas Corporation ("GOG"). As a result, the Company initially retained 70% of the common stock of Patina and the former GOG shareholders received 30% of the common stock. The Company currently owns 74% of Patina, and it is consolidated into the Company's financial statements. The Company recognized a net loss of $15.5 million in the second quarter of 1996 as a result of this transaction. In 1996, the Company acquired, via three acquisitions, incremental interests in certain properties located in the Gulf of Mexico for a net purchase price of $72.1 million ($22.4 million of which was classified as acreage acquisitions).

          Of the total development expenditures, $12.8 million was concentrated in the Gulf of Mexico where four wells were placed on sales with three in progress at year end. The Company expended $8.6 million in the Piceance Basin of western Colorado to place 22 wells on sales with one in progress at year end. The Company expended $5.7 million in the East Washakie Basin of southern Wyoming to place twelve wells on sales with three in progress at year end. In the Green River Basin of southern Wyoming, $2.9 million was incurred to place five wells on sales with two in progress at year end.

          In May 1996, the Company sold a 45% interest in its Piceance Basin holdings for $22.4 million. The Company recognized a net gain of $2.4 million as a result of this transaction. In July 1996, the Company sold a 50% interest in its Green River Basin gas project for $16.9 million. The Company recognized a net gain of $7.4 million as a result of this transaction. In December 1996, the Company sold its interests in the Giddings Field of southeast Texas for $11.8 million. The Company recognized a net loss of $3.3 million as a result of this transaction.

          The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming significant acquisitions and divestitures consummated during 1996 had been consummated on January 1, 1995 and 1996. Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                           1995                       1996
                                                                       -----------                 ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Oil and gas sales                                                      $   189,734                 $  221,368
Total revenues                                                         $   250,986                 $  324,127
Production direct operating margin                                     $   131,310                 $  170,612
Net income (loss)                                                      $   (43,638)                $   71,125
Net income (loss) per common share                                     $     (1.65)                $     2.07
Weighted average shares outstanding                                         30,186                     31,308

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                     1995                1996
                                                                                 -----------         -----------
                                                                                          (IN THOUSANDS)
          SOCO bank facility                                                     $   150,001         $    93,731
          Patina bank facilities                                                      -                   94,500
          Less current portion                                                        -                     -
                                                                                 -----------         -----------
                  Senior debt                                                    $   150,001         $   188,231
                                                                                 ===========         ===========

          Patina subordinated notes                                              $      -            $   103,094
                                                                                 ===========         ===========

          SOCO convertible subordinated notes                                    $    84,058         $    80,748
                                                                                 ===========         ===========

          SOCO maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $140 million at December 31, 1996. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During 1996, the average interest rate under the revolver was 6.4%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes underwriting proceeds, cash flow and other items. Based on such limitations, more than $60 million was available for the payment of dividends and other restricted payments at December 31, 1996.

          Simultaneously with the Acquisition, Patina entered into a bank credit agreement. The agreement consists of (a) a facility provided to Patina and SOCO Wattenberg (the "Patina Facility") and (b) a facility provided to GOG (the "GOG Facility").

          The Patina Facility is a revolving credit facility in an aggregate amount up to $102 million. The amount available for borrowing under the Patina Facility will be limited to a semiannually adjusted borrowing base that equaled $85 million at December 31, 1996. At December 31, 1996, $67.5 million was outstanding under the Patina Facility.

          The GOG Facility is a revolving credit facility in an aggregate amount up to $51 million. The amount available for borrowing under the GOG Facility will be limited to a fluctuating borrowing base that equaled $35 million at December 31, 1996. At December 31, 1996, $27.0 million was outstanding under the GOG Facility. The GOG Facility was used primarily to refinance GOG's previous bank credit facility and pay for costs associated with the Acquisition.

          The borrowers may elect that all or a portion of the credit facilities bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% with respect to the GOG Facility and the Patina Facility (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by the applicable borrower) are offered in the interbank Eurodollar market in the approximated amount of the requested borrowing (the "Eurodollar Rate") plus 1.25%, with respect to the GOG Facility and the Patina Facility (the "Eurodollar Margin"). During the period subsequent to the Acquisition through December 31, 1996, the average interest rate under the facilities was 6.9%.

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

          Simultaneously with the Acquisition, Patina recorded $100 million of 11.75% Subordinated Notes due July 15, 2004 issued by GOG on July 1, 1994. In connection with the Acquisition, Patina also repurchased $1.2 million of the notes. As part of the purchase accounting, the remaining notes were reflected in the accompanying financial statements at a market value of $104.6 million or 105.875% of their principal amount. Subsequent to the Acquisition, an additional $1.5 million of the notes were repurchased by the Company and retired. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of GOG, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, GOG would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, GOG would be obligated, subject to certain conditions, to make offers to purchase Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of GOG and are subordinated to all senior indebtedness of GOG and to any existing and future indebtedness of GOG's subsidiaries.

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

          In 1994, SOCO issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $22.57 per share. Given the terms of the notes, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The notes are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000. During 1996, the Company repurchased $3.8 million of these notes in accordance with a repurchase program.

          Scheduled maturities of indebtedness for the next five years are zero for 1997 and 1998, $94.5 million in 1999, $93.7 million in 2000 and $82.5 million in 2001. The long-term portions of the Patina Facilities and SOCO Facility are scheduled to expire in 1999 and 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

          Consolidated cash payments for interest were $9.9 million, $22.1 million and $21.9 million, respectively, for 1994, 1995 and 1996.

(6)       STOCKHOLDERS' EQUITY

          A total of 75 million common shares, $.01 par value, are authorized of which 31.5 million were issued at December 31, 1996. The Company also has 2.1 million warrants outstanding. The warrants are exercisable at a price of $21.04 per share. Under the terms of the warrants, common stock dividends not paid out of retained earnings reduce the exercise price when paid and increase the number of warrants outstanding. Half of the warrants expire in each of February 1998 and February 1999. In 1995, the Company issued 1.2 million shares of common stock, with 1.1 million shares issued in exchange for acquired property interests and 138,000 shares issued primarily for the exercise of stock options. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore and 267,000 shares issued primarily for the exercise of stock options. In 1996, the Company repurchased 725,000 shares of common stock for $7.0 million. Quarterly dividends of $.065 per share were paid in 1995 and 1996. For book purposes, for the period between June 1995 and September 1996, the common stock dividends were in excess of retained earnings and as such were treated as distributions of capital.

          A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.46 per share. Under the terms of the stock, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6% convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. At December 31, 1996, the redemption price was $26.05 per depository share. The redemption price declines $.15 per year to $25.00 per depository share in 2003. During 1996, the Company repurchased 6,000 depository shares for $142,000. The Company paid $6.2 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during both 1995 and 1996.

          Earnings per share are computed by dividing net income, less dividends on preferred stock, by weighted average common shares outstanding. Net income available (loss applicable) to common for the years ended December 31, 1994, 1995 and 1996, was $1.6 million, ($46.0) million and $56.7 million, respectively. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

          The Company maintains a stock option plan for certain employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determined by a committee of independent members of the Board. A stock grant and option plan is also maintained by the Company whereby each nonemployee Director receives 500 common shares quarterly in payment of their annual retainer. It also provides for 2,500 options to be granted annually to each nonemployee Director. The majority of currently outstanding options vest over a three year period (30%, 60%, 100%) and expire five years from the date of grant.

          At December 31, 1996, the Company has two fixed stock option compensation plans, which are described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1995               1996
                                                                               ---------          ---------
Net income (loss)                   As Reported                                $ (39,831)         $  62,950
                                    Pro forma                                  $ (40,567)         $  61,936

Income (loss) per share             As Reported                                  $ (1.53)            $ 1.81
                                    Pro forma                                    $ (1.55)            $ 1.78

         The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 1.9% and 2.8%; expected volatility of 46% and 44%; risk-free interest rates of 7.2% and 5.7%; and an expected life of 4.5 years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1994, 1995 and 1996 and changes during the years ended on those dates is presented below (shares are in thousands):

                                          1994                      1995                       1996
                                  ---------------------     ---------------------      ---------------------
                                              WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                               AVERAGE                   AVERAGE                    AVERAGE
                                              EXERCISE                  EXERCISE                   EXERCISE
                                  SHARES        PRICE       SHARES        PRICE        SHARES         PRICE
                                  ------      ---------     ------      ---------      ------      ---------
Outstanding at beginning
   of year                         1,383        $5.66        1,484        $12.96        1,711       $13.21
Granted                              510        18.38          610         14.06          519         9.50
Exercised                           (407)        5.35         (124)         7.34         (255)        6.69
Forfeited                             (2)       16.14         (259)        16.62         (301)       14.71
                                  ------                    ------                     ------
Outstanding at end of year         1,484        12.96        1,711         13.21        1,674        12.72
                                  ======                    ======                     ======

Options exercisable at
   year end                          533                       743                        772

Weighted-average fair
   value of options
   granted during
   the year                          N/A                     $5.78                      $3.27

         The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                       OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      ------------------------------------------------------    -------------------------------
                          NUMBER            WEIGHTED-                              NUMBER
       RANGE          OUTSTANDING AT         AVERAGE             WEIGHTED-      EXERCISABLE AT      WEIGHTED-
        OF             DECEMBER 31,         REMAINING             AVERAGE        DECEMBER 31,        AVERAGE
  EXERCISE PRICES         1996          CONTRACTUAL LIFE      EXERCISE PRICE         1996        EXERCISE PRICE
                                           (In years)
-------------------   --------------    ----------------      --------------    --------------   --------------
$   6.00 to  8.88         163,000             0.9                $  6.09             163,000        $  6.09
    9.38 to 13.75         771,000             3.3                  10.85             260,000          13.02
   14.13 to 20.13         740,000             2.6                  16.14             349,000          16.98
                        ---------                                                    -------
$   6.00 to 20.13       1,674,000             2.7                  12.72             772,000          13.35
                        =========                                                    =======

(7)      FEDERAL INCOME TAXES

         At December 31, 1996, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the years ended December 31, 1994, 1995 and 1996 follows:

                                                             1994                   1995                    1996
                                                           --------               --------                --------
Federal statutory rate                                          35%                   (35%)                   35%
Loss in excess of net deferred tax liability                    -                      32%                    -
Net change in valuation allowance                              (27%)                   -                     (29%)
Alternative minimum taxes                                       (1%)                   -                      -
                                                            -------                -------                -------
Effective income tax rate                                        7%                    (3%)                    6%
                                                            =======                =======                =======

         For book purposes, the components of the net deferred tax asset and liability at December 31, 1995 and 1996, respectively, were:

                                                                                  1995                    1996
                                                                               -----------            -----------
Deferred tax assets
     NOL and capital loss carryforwards                                        $    53,010            $    65,126
     AMT credit carryforwards                                                        1,293                    644
     Production payment receivables                                                  -                     32,654
     Reserves and other                                                              1,977                  5,613
                                                                               -----------            -----------
                                                                                    56,280                104,037
                                                                               -----------            -----------

Deferred tax liabilities
     Depreciable and depletable property                                           (24,018)               (59,865)
     Investments and other                                                          (2,171)               (42,252)
     Unrealized investments gains                                                     (317)                (7,131)
                                                                               -----------            -----------
                                                                                   (26,506)              (109,248)
                                                                               -----------            -----------

Deferred asset (liability)                                                          29,774                 (5,211)
Valuation allowance                                                                (29,774)                (3,823)
                                                                               -----------            -----------

Net deferred tax liability                                                     $      -               $    (9,034)
                                                                               ===========            ===========

         For tax purposes, Patina is not included in the Company's consolidated United States federal income tax return. The Company, excluding Patina, had regular net operating loss carryforwards of $112 million and alternative minimum tax loss carryforwards of $28.9 million at December 31, 1996. These carryforwards expire between 1997 and 2010. At December 31, 1996, the Company, excluding Patina, had long-term capital loss carryforwards of $3.9 million which will expire in 2000. At December 31, 1996, the Company, excluding Patina, also had alternative minimum tax credit carryforwards of $644,000 which are available indefinitely. Patina had regular net operating loss carryforwards of $70.2 million and alternative minimum tax loss carryforwards of $35.1 million at December 31, 1996. Utilization of $31.9 million regular net operating loss carryforwards and $31.6 million alternative minimum tax loss carryforwards will be limited to $5.2 million per year as a result of the Acquisition. These carryforwards expire from 2006 through 2011. At December 31, 1996, Patina had alternative minimum tax credit carryforwards of $478,000 which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes.

(8)      MAJOR CUSTOMERS

         In 1994 and 1995, Amoco Production Company accounted for approximately 11% and 10%, respectively, of revenues. In 1996, Pan Energy accounted for approximately 11% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $2.5 million for 1997, $2.4 million for 1998, $2.6 million for 1999, $2.6 million for 2000 and $1.6 million for 2001.

         In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. In January 1997, the judge ordered that the class not be certified. All remaining liability under this suit was assumed by Patina upon its formation. In January 1996, GOG was also sued in a similar but separate class action filed in stated court. In both suits, the plaintiffs allege that unspecified "post-production" costs incurred prior to calculating royalty payments were deducted in breach of the relevant lease provisions and that this fact was fraudulently concealed. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment prohibiting deduction of post-production costs prior to calculating royalties paid to the class. The Company believes that calculations of royalties by it and GOG are and have been proper under the relevant lease provisions, and intends to defend these and any similar suits vigorously.

          In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20%. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud and trespass, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, an earlier letter from plaintiffs claimed damages in excess of $50 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainties. However, the Company believes their resolution should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

         In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during the first quarter of 1995 to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company has brought suit against the non-participating carriers for the great majority of the cost of settlement. However, given the time period which may be involved in resolving the matter, the full amount of the settlement was provided for in the financial statements.

         In the second quarter of 1996, the Company received $1.5 million in proceeds which was reflected in other income related to a judgment involving a pipeline dispute.

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

(10)  UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

         Independent petroleum consultants directly evaluated 58%, 81%, and 99% of proved reserves at December 31, 1994, 1995 and 1996, respectively, and performed a detailed review of properties which comprised in excess of 80% of proved reserve value in 1994. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves.

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

         All reserves included in the tables below are located onshore in the United States and in the waters of the Gulf of Mexico.

QUANTITIES OF PROVED RESERVES -                                                          CRUDE OIL      NATURAL GAS
                                                                                         ---------      -----------
                                                                                           (MBBL)          (MMCF)
Balance, December 31, 1993                                                                 31,930          430,089

          Revisions                                                                          (296)        (102,871)
          Extensions, discoveries and additions                                             3,981          136,583
          Production                                                                       (4,366)         (43,809)
          Purchases                                                                         3,866           93,334
          Sales                                                                              (138)          (2,075)
                                                                                         --------         --------

Balance, December 31, 1994                                                                 34,977          511,251

          Revisions                                                                        (3,633)         (89,455)
          Extensions, discoveries and additions                                               782           32,835
          Production                                                                       (4,278)         (53,227)
          Purchases                                                                         2,002           13,449
          Sales                                                                            (5,603)         (19,135)
                                                                                         --------         --------

Balance, December 31, 1995                                                                 24,247          395,718

          Revisions                                                                         4,127           41,385
          Extensions, discoveries and additions                                             1,039           61,821
          Production                                                                       (3,884)         (55,840)
          Purchases                                                                        16,725          225,335
          Sales                                                                            (1,757)         (62,783)
                                                                                         --------         --------

Balance, December 31, 1996                                                                 40,497          605,636
                                                                                         ========         ========

          The table above includes reserves attributable to minority interests of 18.6 million BOE at December 31, 1996.

          The Company's interest in the Russian joint venture (Permtex) is accounted for under the equity method. At December 31, 1994, 1995 and 1996, the Company's equity in Permtex proved reserves was 8.0 million BOE, 7.8 million BOE and 8.6 million BOE, respectively. These amounts are not included in the quantities above.


PROVED DEVELOPED RESERVES -                                                               CRUDE           NATURAL
                                                                                           OIL              GAS
                                                                                        ---------        ---------
                                                                                         (MBBL)            (MMCF)
December 31, 1993                                                                          18,032          268,349
                                                                                        =========        =========

December 31, 1994                                                                          26,104          353,930
                                                                                        =========        =========

December 31, 1995                                                                          21,637          330,524
                                                                                        =========        =========

December 31, 1996                                                                          31,869          443,441
                                                                                        =========        =========


STANDARDIZED MEASURE -                                                                        DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1995             1996
                                                                                      -----------      -----------
                                                                                             (IN THOUSANDS)
Future cash inflows                                                                   $ 1,037,363      $ 3,144,813

Future costs:
          Production                                                                     (374,516)        (781,550)
          Development                                                                     (57,959)        (233,617)
                                                                                      -----------      -----------

Future net cash flows                                                                     604,888        2,129,646

Undiscounted income taxes                                                                 (63,248)        (540,520)
                                                                                      -----------      -----------

After tax net cash flows                                                                  541,640        1,589,126

10% discount factor                                                                      (210,534)        (650,534)
                                                                                      -----------      -----------

Standardized measure                                                                  $   331,106      $   938,592
                                                                                      ===========      ===========


          The table above includes standardized measure attributable to minority interests of $129.5 million at December 31, 1996.

           At December 31, 1995 and 1996, the Company's equity in the net present value of Permtex proved reserves was $10.6 million and $25.8 million. These amounts are not included in the standardized measure above.



CHANGES IN STANDARDIZED MEASURE -
                                                                            YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                   1994                1995             1996
                                                               -----------         -----------      -----------
                                                                                  (IN THOUSANDS)
Standardized measure, beginning of year                        $   340,518         $   361,682      $   331,106

Revisions:
         Prices and costs                                          (73,330)             18,975          528,525
         Quantities                                                (42,260)            (30,495)          10,915
         Development costs                                         (12,995)             (2,806)         (13,027)
         Accretion of discount                                      34,052              36,168           46,045 (a)
         Income taxes                                                2,195              16,249         (242,536)
         Production rates and other                                 (9,506)            (29,991)          11,052
                                                               -----------         -----------      -----------

         Net revisions                                            (101,844)              8,100          340,974

Extensions, discoveries and additions                               68,002              18,171          111,797
Production                                                         (97,330)            (96,232)        (146,257)
Future development costs incurred                                   99,175              43,551           18,400
Purchases                                                           55,072              31,142          330,225 (a)
Sales                                                               (1,911)            (35,308)         (47,653)
                                                               -----------         -----------      -----------

Standardized measure, end of year                              $   361,682         $   331,106      $   938,592
                                                               ===========         ===========      ===========

(a) In 1996, $12.9 million in "Purchases" were included in "Accretion of Discount" due to the significance of the accretion related to the reserves purchased in the Acquisition.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  1.  Reference is made to Item 8 on page 28.

           2. Schedules otherwise required by Item 8 have been omitted as not required or not applicable.

           3.  Exhibits.

   4.1.1   -   Certificate of  Incorporation  of Registrant --  incorporated  by reference  from  Exhibit  3.1  to the  Registrant's  Registration
               Statement  on Form  S-4  (Registration  No.  33-33455)

   4.1.2   -   Certificate  of  Amendment to  Certificate  of  Incorporation  of
               Registrant filed February 9, 1990 -- incorporated by reference from Exhibit 3.1.1 to the Registrant's Registration Statement on
               Form S-4 (Registration No. 33-33455).

   4.1.3   -
               Certificate of Amendment to Certificate of Incorporation of Registrant filed May 22, 1991 -- incorporated by reference from
               Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43106).

   4.1.4   -   Certificate  of  Amendment to  Certificate  of  Incorporation  of
               Registrant  filed May 24, 1993 --  incorporated by reference from
               Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter-ended
               June 30, 1993 (File No. 1-10509).

   4.1.5   -   Indenture  dated as of May 1, 1994  between  the  Registrant  and
               Texas Commerce Bank National Association relating to Registrant's
               7% Convertible Subordinated Notes due 2001 -- incorporated by reference from Exhibit 4.1.5 to Registrant's Annual Report on
               Form  10-K  for the  year  ended  December  31,  1994  (File  No.
               1-10509).

   4.1.6   -   Certificate of Designations of the Registrant's $6.00 Convertible
               Exchangeable  Preferred  Stock --  incorporated by reference from
               Exhibit 3.1.5 to the Registrant's Form 10-Q for the quarter-ended
               June 30, 1993 (File No. 1-10509)

  10.1     -   Snyder Oil  Corporation  1990 Stock Option Plan for  Non-Employee
               Directors -- incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (Registration No.
               33-33455).

  10.1.1   -   Amendment dated May 20, 1992 to the Registrant's  1990 Stock Plan for  Non-Employee  Directors --  incorporated  by reference  from
               Exhibit 10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1993 (File No. 1-10509).

  10.2     -   Registrant's  Restated 1989 Stock Option Plan --  incorporated by reference  from  Exhibit  10.2.1  to the  Registrant's  Quarterly
               Report on Form 10-Q for the quarter-ended June 30, 1992 (File No.
               1- 10509).

  10.3     -   Registrant's  Deferred  Compensation  Plan for Select  Employees,
               adopted  effective June 1, 1994 -- incorporated by reference from
               Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-10509)

  10.4     -   Registrant's  Profit  Sharing & Savings Plan and Trust as amended and restated effective October 1, 1993 -- incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1993 (File No.
               1-10509).

  10.5     -   Form of  Indemnification  Agreement --  incorporated by reference from Exhibit 10.15 to the Registrant's  Registration Statement on
               Form S-4 (Registration No. 33-33455).

  10.6     -   Form of Change in Control Protection Agreement -- incorporated by reference  from Exhibit  10.11 to the  Registrant's  Registration
               Statement on Form S-1 (Registration No. 33-43106).

  10.7     -   Long-term  Retention and Incentive Plan and Agreement between the
               Registrant and Charles A. Brown -- incorporated by reference from
               Exhibit 10.1.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1993 (File No. 1-10509).

  10.8     -   Agreement  dated as of April 30, 1993 between the  Registrant and
               Edward T. Story -- incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993 (File No. 1-10509).

  10.9     -   Formation and  Capitalization  Agreement dated as of December 30,
               1996   among   Registrant,   SOCO   International,   Inc.,   SOCO
               International Holdings, Inc., SOCO International Operations, Inc.
               and Edward T. Story.*

  10.9.1   -   Promissory  Note dated  December  30,  1996 from  Edward T. Story payable to the order of SOCO International Holdings, Inc.*

  10.9.2   -   Promissory  Note dated  December  30,  1996 from  Edward T. Story payable to the order of SOCO International Operations, Inc.*

  10.10    -   Warrant  dated  February  8, 1994 issued by  Registrant  to Union
               Pacific  Resources  Company --  incorporated  by  reference  from
               Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10509).

  10.11    -   Fifth Restated  Credit  Agreement dated as of June 30, 1994 among the Registrant and the banks party thereto -- incorporated by reference from Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1994 (File No.
               1-10509).

  10.11.1  -   First  Amendment dated as of May 1, 1995 to Fifth Restated Credit
               Agreement -- incorporated by reference from Exhibit 10.11.1 to Registrant's Quarterly Report on Form 10-Q for the quarter-ended
               June 30, 1995 (File No. 1-10509).

  10.11.2  -   Second  Amendment  dated  as of June 30,  1995 to Fifth  Restated
               Credit  Agreement  --  incorporated  by  reference  from  Exhibit
               10.12.2 to Registrant's Quarterly Report on Form 10-Q for the quarter- ended June 30, 1995 (File No. 1-10509).

  10.11.3  -   Third  Amendment  dated as of November 1, 1995 to Fifth  Restated
               Credit  Agreement  --  incorporated  by  reference  from  Exhibit
               10.11.3 to Registrant's Annual Report on Form 10-K of the year ended December 31, 1995 (File No. 1-10509).

  10.11.4  -   Fourth  Amendment  dated as of April  4,  1996 to Fifth  Restated
               Credit  Agreement --  incorporated  by reference to  Registrant's
               Quarterly  Report  on Form 10-Q for the  quarter-ended  March 31,
               1996 (File No. 1-10509).

  10.11.5  -   Fifth  Amendment  dated as of November 1, 1996 to Fifth  Restated
               Credit Agreement.*

  10.12    -   Severance  Agreement and Release dated  November 14, 1995 between
               Registrant and John A. Fanning --  incorporated by reference from
               Exhibit 10.12 to Registrant's Annual Report on Form 10-K of the year ended December 31, 1995 (File No. 1-10509).

  10.13    -   Amended and  Restated  Agreement  and Plan of Merger  dated as of
               March 20, 1996 among  Registrant,  Patina Oil & Gas  Corporation,
               Patina Merger Corporation and Gerrity Oil & Gas Corporation -- incorporated by reference from Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Patina Oil & Gas
               Corporation (Registration No. 333-572).

  11.1     -   Computation of Per Share Earnings.*

  12       -   Computation  of Ratio of Earnings  to Fixed  Charges and Ratio of
               Earnings  to  Combined   Fixed   Charges  and   Preferred   Stock
               Dividends.*

  22.1     -   Subsidiaries of the Registrant.*

  23.1     -   Consent of Arthur Andersen LLP.*

  23.2     -   Consent of Netherland, Sewell & Associates, Inc.*

  23.3     -   Consent of Ryder Scott Company Petroleum Engineers.*

  27       -   Financial Data Schedule.*

  99.1     -   Reserve letter from Netherland,  Sewell & Associates,  Inc. dated
               February  5, 1997 to the Snyder Oil  Corporation  interest  as of
               December 31, 1996*

  99.2     -   Reserve letter from Netherland,  Sewell & Associates,  Inc. dated
               February 5, 1997 to the Patina Oil & Gas Corporation interest as of December 31, 1996*

  99.3     -   Reserve letter from Ryder Scott Company Petroleum Engineers dated
               February  5,  1997 to the  SOCO  Offshore,  Inc.  interest  as of
               December 31, 1996*

      (b)      No reports on Form 8-K in the fourth quarter of 1996.

      * Filed herewith.

                                                     SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/S/ JOHN C. SNYDER        Director and Chairman of the Board     March 10, 1997
------------------------  (Principal Executive Officer)
John C. Snyder


/S/ ROGER W. BRITTAIN     Director                               March 10, 1997
------------------------
Roger W. Brittain


/S/ JOHN A. HILL          Director                               March 10, 1997
------------------------
John A. Hill


/S/ WILLIAM J. JOHNSON    Director                               March 10, 1997
------------------------
William J. Johnson


/S/ B. J. KELLENBERGER    Director                               March 10, 1997
------------------------
B. J. Kellenberger


/S/ JAMES E. MCCORMICK    Director                               March 10, 1997
------------------------
James E. McCormick

/S/ ALFRED M. MICALLEF    Director                               March 10, 1997
------------------------
Alfred M. Micallef


/S/ EDWARD T.  STORY      Director and                           March 10, 1997
------------------------  Vice President - International
Edward T.  Story


/S/ JAMES H. SHONSEY      Vice President - Finance               March 10, 1997
------------------------  (Principal Financial and
James H. Shonsey           Accounting Officer)

                                                                                                      SCHEDULE I

                                      SNYDER OIL CORPORATION (PARENT COMPANY)
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)
                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                      1995               1996
                                                                                  ------------       ------------
                                                      ASSETS
Current assets
     Cash and equivalents                                                         $     27,263       $     21,769
     Accounts receivable                                                                29,259             38,968
     Inventory and other                                                                11,769              9,755
                                                                                  ------------       ------------
                                                                                        68,291             70,492
                                                                                  ------------       ------------

Investments                                                                             33,220            245,610
                                                                                  ------------       ------------

Oil and gas properties, successful efforts method                                      675,961            328,649
     Accumulated depletion, depreciation and amortization                             (240,744)           (91,902)
                                                                                  ------------       ------------
                                                                                       435,217            236,747
                                                                                  ------------       ------------

Gas facilities and other                                                                30,506             16,558
     Accumulated depreciation and amortization                                         (11,741)            (4,251)
                                                                                  ------------       ------------
                                                                                        18,765             12,307
                                                                                  ------------       -------------
                                                                                  $    555,493       $    565,156
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                             $     36,353       $     36,804
     Accrued liabilities                                                                26,096             25,534
                                                                                  ------------       ------------
                                                                                        62,449             62,338
                                                                                  ------------       ------------

Senior debt                                                                            150,001             93,731
Convertible subordinated notes                                                          84,058             80,748

Deferred taxes payable                                                                  -                   9,034
Other noncurrent liabilities                                                            20,016             18,233

Minority interest                                                                        3,601              6,404
Commitments and contingencies

Stockholders' equity
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,
         6% Convertible preferred stock, 1,035,000 and 1,033,500
         shares issued and outstanding                                                      10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,430,227 and 31,456,027 issued                                                  314                315
     Capital in excess of par value                                                    265,911            260,221
     Retained earnings (deficit)                                                       (29,001)            25,711
     Common stock held in treasury, 134,191 and 250,000 shares at cost                  (2,457)            (3,510)
     Unrealized foreign currency translation gain                                          380             -
     Unrealized gain on investments                                                        211             11,921
                                                                                  ------------       ------------
                                                                                       235,368            294,668
                                                                                  ------------       ------------
                                                                                  $    555,493       $    565,156
                                                                                  ============       ============

                             See "Notes to Consolidated Financial Statements" of the
                Snyder Oil Corporation Consolidated Financial Statements included in this report.

                                                                                                      SCHEDULE I

                                      SNYDER OIL CORPORATION (PARENT COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                          1994             1995             1996
                                                                       ----------       ----------       ----------
Revenues
   Oil and gas sales                                                   $ 137,858        $ 144,608        $ 121,967
   Gas transportation, processing and marketing                          107,247           38,256           17,655
   Gains on sales of equity interests in investees                         9,747            2,183           69,343
   Gains on sales of properties                                            1,969           12,254            8,786
   Equity in earnings of Patina                                            -                -                1,554
   Other                                                                   5,507            4,859            6,320
                                                                       ---------        ---------        ---------

                                                                         262,328          202,160          225,625
                                                                       ---------        ---------        ---------
Expenses
   Direct operating                                                       46,267           52,486           37,736
   Cost of gas and transportation                                         94,177           29,374           15,020
   Exploration                                                             6,505            8,033            4,094
   General and administrative                                             12,853           17,680           13,129
   Interest and other                                                     12,463           27,001           16,218
   Litigation settlement                                                   -                4,400            -
   Loss on sale of subsidiary interest                                     -                -               15,481
   Depletion, depreciation and amortization                               70,770           76,378           49,032
   Property impairments                                                    5,783           27,412            2,753
                                                                       ---------        ---------        ---------

Income (loss) before taxes and minority interest                          13,510          (40,604)          72,162
                                                                       ---------        ---------        ---------

Provision (benefit) for income taxes
   Current                                                                 -                   25               33
   Deferred                                                                  967           (1,370)           4,313
                                                                       ---------        ---------        ---------
                                                                             967           (1,345)           4,346
                                                                       ---------        ---------        ---------

Minority interest                                                           (171)            (572)          (4,866)
                                                                       ---------        ---------        ---------

Net income (loss)                                                      $  12,372        $ (39,831)       $  62,950
                                                                       =========        =========        =========

Net income (loss) per common share                                     $     .07        $   (1.53)       $    1.81
                                                                       =========        =========        =========

Weighted average shares outstanding                                       23,704           30,186           31,308
                                                                       =========        =========        =========


                             See "Notes to Consolidated Financial Statements" of the
                Snyder Oil Corporation Consolidated Financial Statements included in this report.

                                       55

                                                                                                       SCHEDULE I
                                      SNYDER OIL CORPORATION (PARENT COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                                                YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                         1994             1995             1996
                                                                     -----------      -----------      -----------
Operating activities
   Net income (loss)                                                 $    12,372      $   (39,831)       $   62,950
   Adjustments to reconcile net income (loss) to net
      cash provided by operations
          Amortization of deferred credits                                (2,986)          (2,511)            (966)
          Gains on sales of investments                                   (9,747)            (809)         (68,343)
          Gains on sales of properties                                    (1,969)         (12,254)          (8,786)
          Equity in (earnings) losses of unconsolidated subsidiaries      (1,355)           1,319           (1,975)
          Exploration expense                                              6,505            8,033            4,094
          Loss on sale of subsidiary interest                               -                -              15,481
          Depletion, depreciation and amortization                        70,770           76,378           49,032
          Property impairments                                             5,783           27,412            2,753
          Deferred taxes                                                     967           (1,370)           4,313
          Minority interest                                                  171              572            4,866
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                        11,024            7,142          (12,025)
               Inventory and other                                        (9,241)           3,617            3,583
            Increase (decrease) in
               Accounts payable                                            1,901           (8,521)           4,502
               Accrued liabilities                                         1,841            5,165              (69)
               Other liabilities                                             361            4,779             (346)
                                                                     -----------      -----------      -----------
          Net cash provided by operations                                 86,397           69,121           59,064
                                                                     -----------      -----------      -----------

Investing activities
   Acquisition, development and exploration                             (237,879)         (92,353)         (93,368)
   Purchase of controlling interest in subsidiary                         (6,645)            -               -
   Proceeds from investments                                               5,019           14,786            1,635
   Outlays for investments                                                (8,804)            -              (9,013)
   Proceeds from sales of properties                                       2,806          109,988           72,510
                                                                     -----------      -----------      -----------
          Net cash realized (used) by investing                         (245,503)          32,421          (28,236)
                                                                     -----------      -----------      -----------

Financing activities
   Issuance of common                                                      1,157              688            1,523
   Increase (decrease) in indebtedness                                   187,138          (86,193)         (12,814)
   Debt issuance costs                                                    (2,855)            -               -
   Dividends                                                             (16,721)         (14,056)         (14,411)
   Deferred credits                                                        2,356            3,549               62
   Repurchase of stock                                                    (1,149)            -              (7,186)
   Repurchase of subordinated notes                                         -                -              (3,496)
                                                                     -----------      -----------      -----------
          Net cash realized (used) by financing                          169,926          (96,012)         (36,322)
                                                                     -----------      -----------      -----------

Increase in cash                                                          10,820            5,530           (5,494)
Cash and equivalents, beginning of year                                   10,913           21,733           27,263
                                                                     -----------      -----------      -----------
Cash and equivalents, end of year                                    $    21,733      $    27,263      $    21,769
                                                                     ===========      ===========      ===========

Noncash investing and financing activities
   Gas plant capital lease                                           $    21,000             -                -
   Acquisition of properties and stock via stock issuances                  -         $    13,032      $     3,693
   Acquisition of properties recorded as senior debt                        -                -         $    31,730
   Acquisition via subsidiary stock issuance                                -                -         $   115,067

                             See "Notes to Consolidated Financial Statements" of the
                Snyder Oil Corporation Consolidated Financial Statements included in this report.