Form 10-K/A
period 1996-12-31
SNYDER OIL CORP
filed 1997-03-19
CIK 860713

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    Form 10-K/A
(Mark one)
 [X]

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








                                                  /s/ James H. Shonsey
                                                  ------------------------
                                                  JAMES H. SHONSEY
                                                  Vice President - Finance

March 17, 1997