Form 10-Q
period 1997-03-31
SNYDER OIL CORP
filed 1997-05-08
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               --------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 1-10509

                             SNYDER OIL CORPORATION

              Delaware                                      75-2306158
-------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

777 Main Street, Fort Worth, Texas                              76102
----------------------------------                           ------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code) (817) 338-4043
                                                    -----------------

--------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

           30,563,725 Common Shares were outstanding as of May 6, 1997

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.



                             SNYDER OIL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                    March 31,        December 31,
                                                                                       1997               1996
                                                                                   -----------       ------------
                                                                                   (Unaudited)
                                                      ASSETS
Current assets
     Cash and equivalents                                                          $    37,892        $    27,922
     Accounts receivable                                                                44,085             58,944
     Inventory and other                                                                 7,976             11,212
                                                                                   -----------        -----------
                                                                                        89,953             98,078
                                                                                   -----------        -----------

Investments                                                                            124,015            129,681
                                                                                   -----------        -----------
Oil and gas properties, successful efforts method                                      910,182            887,721
     Accumulated depletion, depreciation and amortization                             (274,549)          (252,334)
                                                                                   -----------        -----------
                                                                                       635,633            635,387
                                                                                   -----------        -----------

Gas facilities and other                                                                23,740             28,111
     Accumulated depreciation and amortization                                         (10,810)           (11,798)
                                                                                   -----------        -----------
                                                                                        12,930             16,313
                                                                                   -----------        -----------
                                                                                   $   862,531        $   879,459
                                                                                   ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                              $    51,163        $    51,867
     Accrued liabilities                                                                38,702             37,043
                                                                                   -----------        -----------
                                                                                        89,865             88,910
                                                                                   -----------        -----------

Senior debt                                                                            140,751            188,231
Subordinated notes                                                                      99,913            103,094
Convertible subordinated notes                                                          80,324             80,748

Deferred taxes payable                                                                  25,294              9,034
Other noncurrent liabilities                                                            28,766             28,064

Minority interest                                                                       86,289             86,710
Commitments and contingencies

Stockholders' equity
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,  6% Convertible preferred stock, 1,033,500 shares
         issued and outstanding                                                             10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,543,665 and 31,456,027 shares issued                                           315                315
     Capital in excess of par value                                                    260,411            260,221
     Retained earnings                                                                  42,030             25,711
     Common stock held in treasury, 989,800 and 250,000 shares at cost                 (15,712)            (3,510)
     Unrealized gain on investments                                                     24,275             11,921
                                                                                   -----------        -----------
                                                                                       311,329            294,668
                                                                                   -----------        -----------
                                                                                   $   862,531        $   879,459
                                                                                   ===========        ===========

        The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands except per share data)


                                                                                    Three Months Ended March 31,
                                                                                     1997                  1996
                                                                                 ------------          ------------
                                                                                            (Unaudited)

Revenues
   Oil and gas sales                                                              $   67,848            $   36,122
   Gas transportation, processing and marketing                                        4,209                 4,451
   Gains on sales of equity interests in investees                                    13,000                   407
   Gains (losses) on sales of properties                                               2,607                   (20)
   Other                                                                               1,091                   759
                                                                                  ----------            ----------


                                                                                      88,755                41,719
                                                                                  ----------            ----------

   Direct operating                                                                   14,021                10,759
   Cost of gas and transportation                                                      4,191                 3,696
   Exploration                                                                         1,700                   514
   General and administrative                                                          5,492                 3,868
   Interest                                                                            6,787                 3,614
   Other                                                                               1,756                   679
   Depletion, depreciation and amortization                                           23,208                16,771
                                                                                  ----------            ----------

Income before taxes and minority interest                                             31,600                 1,818
                                                                                  ----------            ----------

Provision (benefit) for income taxes
   Current                                                                            -                         25
   Deferred                                                                            8,871                  (335)
                                                                                  ----------            ----------

                                                                                       8,871                  (310)
                                                                                  ----------            ----------

Minority interest in subsidiaries                                                      2,803                   351
                                                                                  ----------            ----------

Net income                                                                            19,926                 1,777

Preferred stock dividends                                                              1,550                 1,553
                                                                                  ----------            ----------

Net income available to common                                                    $   18,376            $      224
                                                                                  ==========            ==========

Net income per common share                                                       $      .59            $      .01
                                                                                  ==========            ==========

Weighted average shares outstanding                                                   31,030                31,302
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



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (In thousands)


                                      Preferred Stock             Common Stock           Capital in      Retained
                                     ------------------        ------------------         Excess of      Earnings        Treasury
                                     Shares      Amount        Shares      Amount         Par Value      (Deficit)         Stock
                                     ------      ------        ------      ------         ---------     ----------     ----------

Balance, December 31, 1995            1,035      $   10        31,430      $  314         $ 265,911     $ (29,001)     $  (2,457)

    Common stock grants and
       exercise of options             -            -             267           3             3,179           -             (258)

    Issuance of common                 -            -             399           4             3,689           -             -

    Repurchase of common               -            -            (640)         (6)           (6,243)          -             (795)

    Repurchase of preferred              (1)        -             -            -               (142)          -             -

    Dividends                          -            -             -            -             (6,173)        (8,238)         -

    Net income                         -            -             -            -               -            62,950          -
                                    -------      ------      --------     -------         ---------       --------       --------
Balance, December 31, 1996            1,034          10        31,456         315           260,221         25,711        (3,510)

    Common stock grants and
       exercise of options             -            -              88          -                190           -             -

    Repurchase of common               -            -             -            -               -              -           (12,202)

    Dividends                          -            -             -            -               -            (3,607)         -

    Net income                         -            -             -            -               -            19,926          -
                                    -------      ------      --------     -------         ---------       --------       --------

Balance, March 31, 1997
    (Unaudited)                       1,034      $   10        31,544     $   315         $ 260,411       $ 42,030       $(15,712)
                                    =======      ======      ========     =======         =========       ========       ========


             The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                    Three Months Ended March 31,
                                                                                     1997                 1996
                                                                                 ------------         ------------
                                                                                            (Unaudited)
Operating activities
   Net income                                                                     $   19,926           $     1,777
   Adjustments to reconcile net income to net
      cash provided by operations
          Amortization of deferred credits                                            -                       (534)
          Gains on sales of equity interests in investees                            (13,000)                 (407)
          (Gains) losses on sales of properties                                       (2,607)                   20
          Equity in (earnings) losses of investees                                      (222)                   88
          Exploration expense                                                          1,700                   514
          Depletion, depreciation and amortization                                    23,208                16,771
          Deferred taxes                                                               8,871                  (335)
          Minority interest in subsidiaries                                            2,803                   351
          Changes in operating assets and liabilities
            Decrease (increase) in
               Accounts receivable                                                    14,859                (3,611)
               Inventory and other                                                       (74)                   50
            Increase (decrease) in
               Accounts payable                                                         (704)               16,390
               Accrued liabilities                                                    (3,109)                1,050
               Other liabilities                                                         124                (5,415)
                                                                                 -----------           -----------
          Net cash provided by operations                                             51,775                26,709
                                                                                 -----------           -----------
Investing activities
   Acquisition, exploration and development                                          (55,913)              (14,088)
   Proceeds from investments                                                          40,153                   774
   Outlays for investments                                                            -                       (165)
   Proceeds from sales of properties                                                   8,380                   (63)
                                                                                 -----------           -----------
          Net cash used by investing                                                  (7,380)              (13,542)
                                                                                 -----------           -----------
Financing activities
   Issuance of common                                                                    739                   512
   Increase (decrease) in indebtedness                                               (15,639)                6,102
   Dividends                                                                          (3,607)               (3,589)
   Deferred credits                                                                   -                       (120)
   Repurchase of stock                                                               (12,202)               -
   Repurchase of subordinated notes                                                   (3,716)               -
                                                                                 -----------           -----------
          Net cash (used) realized by financing                                      (34,425)                2,905
                                                                                 -----------           -----------
Increase in cash                                                                       9,970                16,072
Cash and equivalents, beginning of period                                             27,922                27,263
                                                                                 -----------           -----------
Cash and equivalents, end of period                                              $    37,892           $    43,335
                                                                                 ===========           ===========



        The accompanying notes are an integral part of these statements.


                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)       ORGANIZATION AND NATURE OF BUSINESS

          Snyder Oil Corporation (the "Company") is primarily engaged in the acquisition, exploration and development of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. The Company also gathers, transports and markets natural gas. The Company is also engaged in international acquisition, exploration and development, primarily through affiliates. The Company, a Delaware corporation, is the successor to a company formed in 1978.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements include the accounts of Snyder Oil Corporation ("SOCO") and its subsidiaries (collectively, the "Company"). Affiliates in which the Company owns more than 50% but less than 100% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates being accounted for in this manner include Patina Oil & Gas Corporation ("Patina"), SOCO International Holdings, Inc. ("Holdings") and SOCO International Operations, Inc. ("Operations"). SOCO Offshore, Inc. ("SOCO Offshore") was accounted for in this manner until all remaining minority interests were acquired in June 1996. Affiliates in which the Company owns between 20% and 50% are accounted for under the equity method. Affiliates being accounted for in this manner include SOCO Perm Russia, Inc. ("SOCO Perm"), a Russian affiliate, and SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"), a Mongolian affiliate. Command Petroleum Limited ("Command"), an Australian affiliate, was accounted for in this manner until the Company disposed of this investment in November 1996. Affiliates in which the Company owns less than 20% are accounted for under the cost method. Affiliates being accounted for in this manner include Cairn Energy plc ("Cairn"). The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated.

Producing Activities

          The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the three months ended March 31, 1997, the Company provided unproved property impairments of $296,000. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

          The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. During the three months ended March 31, 1997 and 1996, the Company did not provide for any such impairments.

Section 29 Tax Credits

          The Company from time to time enters into arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $801,000 and $534,000 during the three months ended March 31, 1997 and 1996, respectively. These arrangements are expected to continue through 2002.

Gas Imbalances

          The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1996 and March 31, 1997 were insignificant.

Financial Instruments

          The following table sets forth the book value and estimated fair values of financial instruments (in thousands):

                                                                     March 31,                December  31,
                                                                        1997                      1996
                                                             ------------------------    -----------------------
                                                                Book          Fair          Book         Fair
                                                                Value         Value         Value        Value
                                                             -----------  -----------    ----------   ----------

          Cash and equivalents                               $   37,892   $   37,892     $  27,922    $  27,922
          Investments                                           124,015      145,366       129,681      163,477
          Senior debt                                          (140,751)    (140,751)     (188,231)    (188,231)
          Subordinated notes                                    (99,913)    (102,948)     (103,094)    (105,650)
          Convertible subordinated notes                        (80,324)     (82,739)      (80,748)     (82,866)
          Long-term commodity contracts                          -             4,936        -             5,040
          Interest rate swap                                     -                40        -               (19)

          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes and convertible subordinated notes are estimated based on their March 31, 1997 and December 31, 1996 closing prices on the New York Stock Exchange.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales revenue in the period to which the contracts relate. In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu per day through 2004. At March 31, 1997, that volume represented approximately 15% of the Company's consolidated Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement requires payment to a counterparty based on a fixed rate of 5.585% and requires the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are settled on a monthly basis. The agreement matures in September 1997, with the counterparty having the option to extend it for two years. At March 31, 1997 and December 31, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

Risks and Uncertainties

          Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces over 70% of its natural gas, have traditionally been particularly volatile. Prices are significantly impacted by the local weather, supply in the area, seasonal variations in local demand and limited transportation capacity to other regions of the country. Increases or decreases in prices received, particularly in the Rocky Mountains, could have a significant impact on the Company's future results of operations.

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

Other

          All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification. In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1996 annual report on Form 10-K.

(3)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of these investments:

                                                                March 31, 1997              December 31, 1996
                                                           ------------------------      ------------------------
                                                                              (In thousands)
                                                             Book           Fair           Book           Fair
                                                             Value          Value          Value          Value
                                                           ---------      ---------      ---------      ---------

          Equity method investments                        $   8,649      $  30,000      $   8,789      $  42,585
          Marketable securities                              110,503        110,503        115,558        115,558
          Long-term notes receivable                           4,863          4,863          5,334          5,334
                                                           ---------      ---------      ---------      ---------

                                                           $ 124,015      $ 145,366      $ 129,681      $ 163,477
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

Command Petroleum Limited

          From May 1993 to November 1996, the Company had an investment in Command, an Australian oil company, which was accounted for by the equity method. In November 1996, the Company accepted an offer for its interest in Command. The Company received 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. The Company recognized a gain of $65.5 million as a result of this exchange. The Company's investment in Cairn is accounted for under the cost method and is reflected as marketable securities in the table above. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, Holdings and Operations. As a result of this transaction, the Company recorded a $260,000 loss. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at March 31, 1997.

SOCO International Operations, Inc.

          In 1993, SOCO Perm, an affiliate of Operations, was organized by the Company and a U.S. industry participant. SOCO Perm and a Russian partner formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. To finance a portion of its planned development expenditures, SOCO Perm closed a private placement of its equity securities with three industry participants in 1994. As a result, the Company's investment was reduced from 75% to 41.25% and a $3.5 million gain was recorded. In 1995, the three industry participants paid the final installments of their contributions to SOCO Perm and as a result, the Company recognized an additional gain of $1.1 million. In April 1996, SOCO Perm closed a private placement which reduced the Company's interest to 34.91%. The Company recognized a gain of $2.6 million as a result of this transaction. The private placement agreement requires SOCO Perm to list its common shares on a securities exchange no later than 1998. If such listing does not occur, the new shareholders have the right to require the Company to purchase their share at a formula price. The Company's investment in SOCO Perm had a carrying cost at March 31, 1997 of $7.0 million.

          In 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia, then sold a portion of its interest to three industry participants. One participant committed to fund the drilling of two wells, the second purchased its interest for cash and a third participant assigned its exploration rights in the basin to the consortium. Accordingly, the Company's investment in SOCO Tamtsag, an affiliate of Operations, was reduced from 100% to 49% and a $1.5 million gain was recognized. In 1996, the Company completed the exchange of a portion of its interest to an industry participant for consulting services valued at $1.5 million. As a result of this transaction, the Company's ownership was reduced to 42% and an $832,000 gain was recognized. In August 1996, the Mongolian Parliament ratified the grant of two additional concessions in the area to SOCO Tamtsag, bringing the total acreage position to approximately 10 million acres. In January 1997, SOCO Tamtsag completed an equity sale which reduced the Company's investment to 40.3%. The Company's investment in SOCO Tamtsag had a carrying cost of $1.6 million at March 31, 1997 in addition to $4.3 million in stockholder loans, which are required on a pro rata basis by all stockholders, to SOCO Tamtsag which are included in notes receivable in the table above.

          The Company is currently seeking a listing of a newly formed entity, SOCO International plc ("SOCO plc"), on the London Stock Exchange and intends to conduct an offering of its shares. The Company will contribute to SOCO plc all the assets of Operations, which includes the Company's interests in Russia, Mongolia and Thailand. Certain minority interest owners in these ventures are also expected to contribute their interests. If such listing occurs, it is expected to meet the requirement to list SOCO Perm. As part of the listing, SOCO plc will also acquire Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering is expected to raise approximately $75 million of new equity capital for SOCO plc. Following the offering, the Company, which will retain all its shares, expects to have an approximate 15% to 17% interest in SOCO plc. The Company estimates the fair value of its investment in Operations at March 31, 1997 to be between $30 million and $37 million based on preliminary indications related to the listing. The listing and offering are subject to certain conditions and there can be no assurance that the offering will be consummated.

Marketable Securities

          The Company had an investment in equity securities of one publicly traded foreign energy company, Cairn, accounted for on the cost method at March 31, 1997 and December 31, 1996. In the first quarter of 1997, the Company sold
4.5 million Cairn shares at an average of $8.81 per share realizing $39.2 million in proceeds. These transactions resulted in a gain of $13.0 million. The Company's total cost basis in the Cairn shares was $69.0 million at March 31, 1997. The market value of the Cairn shares approximated $110.5 million at March 31, 1997. In accordance with SFAS 115, at March 31, 1997 and December 31, 1996, respectively, investments were increased by $41.5 million and $20.4 million in gross unrealized holding gains, stockholders' equity was increased by $24.3 million and $11.9 million, minority interest liability was increased by $2.7 million and $1.3 million and deferred taxes payable were increased by $14.5 million and $7.2 million.

Notes Receivable

          The Company holds long-term notes receivable due from SOCO Tamtsag, other privately held corporations and a director, with a book value of $4.9 million and $5.3 million at March 31, 1997 and December 31, 1996. SOCO Tamtsag shareholder loans, which bear interest at the three month LIBOR rate plus two percent, are to be repaid from the gross receipts of SOCO Tamtsag under certain circumstances (i.e., excess cash reserves). Any remaining balances mature December 31, 2009. If the listing of SOCO plc on the London Stock Exchange is consummated, these notes are expected to be contributed to the new public company. The notes from other privately held corporations are secured by certain assets, including stock and oil and gas properties. The notes from a director, which originated in connection with an option to purchase 10% of the Company's international affiliates, are unsecured and are due April 10, 1998. The Company believes that, based on existing market conditions, the March 31, 1997 balances will be recovered in the long term. At March 31, 1997 and December 31, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(4)       OIL AND GAS PROPERTIES AND GAS FACILITIES

          The cost of oil and gas properties at March 31, 1997 and December 31, 1996 both include $32.7 million of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                   Three
                                                                               Months Ended         Year Ended
                                                                                 March 31,         December 31,
                                                                                   1997                1996
                                                                              --------------      --------------
                                                                                        (In thousands)

     Proved acquisitions                                                         $     595          $  273,088
     Acreage acquisitions                                                              431              24,589
     Development                                                                    20,259              43,075
     Gas processing, transportation and other                                          753               3,612
     Exploration                                                                     1,768               4,588
                                                                                 ---------          ----------
                                                                                 $  23,806          $  348,952
                                                                                 =========          ==========

          Of the $20.3 million development expenditures, the majority was concentrated in the Gulf of Mexico, the DJ Basin of Colorado, the Washakie Basin of southern Wyoming, the Green River Basin of southern Wyoming and the Piceance Basin of western Colorado. During the three months ended March 31, 1997, the Company placed 30 wells on sales, drilled one developmental dry hole and had 22 wells in progress at quarter end.

          The exploration costs incurred in the first quarter of 1997 were primarily the result of seismic programs in the Gulf of Mexico and north Louisiana.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                                   March 31,         December 31,
                                                                                     1997                 1996
                                                                                --------------       -------------
                                                                                          (In thousands)

          SOCO bank facility                                                     $    53,301          $    93,731
          Patina bank facility                                                        87,450               94,500
          Less current portion                                                        -                    -
                                                                                 -----------          -----------
                  Senior debt                                                    $   140,751          $   188,231
                                                                                 ===========          ===========

          Patina subordinated notes                                              $    99,913          $   103,094
                                                                                 ===========          ===========

          SOCO convertible subordinated notes                                    $    80,324          $    80,748
                                                                                 ===========          ===========

          SOCO maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $140 million at March 31, 1997. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the first quarter of 1997, the average interest rate under the revolver was 6.3%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $70 million was available for the payment of dividends and other restricted payments at March 31, 1997.

          Patina maintains a $140 million revolving credit facility ("Patina Facility"). The borrowing base available under the facility was $120 million at March 31, 1997. Effective May 1, 1997, the borrowing base was reduced to $110 million. Patina may elect that all or a portion of the facility bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by Patina) are offered in the interbank Eurodollar market plus a margin which fluctuates from .625% to 1.125% determined by a debt to EBITDA ratio. During the first quarter of 1997, the average interest rate under the facility was 6.9%.

          The Patina Facility agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; pledges of assets; issuance of securities; and non speculative commodity hedging.

          In 1996, as part of an acquisition, Patina recorded $98.8 million of 11.75% Subordinated Notes ("Notes") due July 15, 2004 issued on July 1, 1994. The Notes were recorded at a market value of $104.6 million or 105.875% of their principal amount. Patina assumed the Notes in March 1997 when a wholly owned subsidiary was merged into Patina. During 1996, $1.5 million of the Notes were repurchased by the Company and retired. During the first quarter of 1997, $3.2 million of the Notes were repurchased by the Company and retired. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of Patina, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, Patina would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, Patina would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of Patina and are subordinated to all senior indebtedness of Patina and to any existing and future indebtedness of Patina's subsidiaries. The Notes contain covenants that, among other things, limit the ability of Patina to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries.

          In 1994, SOCO issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes are convertible into common stock at $22.57 per share. Under the terms of the notes, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The notes are redeemable at the option of the Company on or after May 15, 1997, initially at 103.51% of principal, and at prices declining to 100% at May 15, 2000. During 1996 and the first quarter of 1997, the Company repurchased $3.8 million and $534,000, respectively, of these notes in accordance with a repurchase program.

          Scheduled maturities of indebtedness for the next five years are zero in 1997 and 1998, $87.5 million in 1999, $53.3 million in 2000 and $81.9 million in 2001. The long-term portions of the Patina Facility and SOCO Facility are scheduled to expire in 1999 and 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

          Consolidated cash payments for interest were $7.8 million and $2.2 million, respectively, for the quarters ended March 31, 1997 and 1996.

(6)       FEDERAL INCOME TAXES

          At March 31, 1997, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate as they apply to the benefit for the three months ended March 31, 1997 and 1996 follows:

                                                                         Three Months Ended March 31,
                                                                           1997                1996
                                                                       ------------        ------------

Federal statutory rate                                                       35%                35%
Net change in valuation allowance                                            (4%)              (56%)
                                                                        -----------         ----------
Effective income tax rate                                                    31%               (21%)
                                                                        ===========         ==========

         For tax purposes, Patina is not included in the Company's consolidated United States federal income tax return. The Company, excluding Patina, had regular net operating loss carryforwards of $112 million and alternative minimum tax loss carryforwards of $28.9 million at December 31, 1996. These carryforwards expire between 1997 and 2010. At December 31, 1996, the Company, excluding Patina, had long-term capital loss carryforwards of $3.9 million which will expire in 2000. At December 31, 1996, the Company, excluding Patina, also had alternative minimum tax credit carryforwards of $644,000 which are available indefinitely. Patina had regular net operating loss carryforwards of $70.2 million and alternative minimum tax loss carryforwards of $35.1 million at December 31, 1996. Utilization of $31.9 million regular net operating loss carryforwards and $31.6 million alternative minimum tax loss carryforwards will be limited to $5.2 million per year. These carryforwards expire from 2006 through 2011. At December 31, 1996, Patina had alternative minimum tax credit carryforwards of $478,000 which are available indefinitely. Current income taxes shown in the financial statements reflect estimates of alternative minimum taxes.

(7)      STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 31.5 million were issued at March 31, 1997. The Company also has 2.1 million warrants outstanding. The warrants are exercisable at a price of $21.04 per share. Under the terms of the warrants, common stock dividends not paid out of retained earnings reduce the exercise price when paid and increase the number of warrants outstanding. Half of the warrants expire in each of February 1998 and February 1999. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore and 267,000 shares issued primarily for the exercise of stock options. In 1996, the Company repurchased 725,000 shares of common stock for $7.0 million. During the three months ended March 31, 1997, the Company issued 88,000 shares of common stock primarily for the exercise of stock options. During the first quarter of 1997, the Company repurchased 740,000 shares of common stock for $12.2 million. Quarterly dividends of $.065 per share were paid in 1996 and the first quarter of 1997. For book purposes, for the period between June 1995 and September 1996, the common stock dividends were in excess of retained earnings and as such were treated as distributions of capital.

         A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.46 per share. Under the terms of the stock, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6%
convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. At March 31, 1997, the redemption price was $25.90 per depositary share. The redemption price declines $.15 per year to $25.00 per depositary share in 2003. During 1996, the Company repurchased 6,000 depositary shares for $142,000. The Company paid $1.6 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during the three months ended March 31, 1997 and 1996.

         Earnings per share are computed by dividing net income, less dividends on preferred stock, by weighted average shares outstanding. Differences between primary and fully diluted earnings per share were insignificant for all periods presented.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $1.9 million for the remainder of 1997, $2.4 million for 1998, $2.6 million for 1999, $2.6 million for 2000 and $1.6 million for 2001.

         In August 1995, the Company was sued in the United States District Court of Colorado by seven plaintiffs purporting to represent all persons who, at any time since January 1, 1960, have had agreements providing for royalties from gas production in Colorado to be paid by the Company under a number of various lease provisions. In January 1997, the judge ordered that the class not be certified. All remaining liability under this suit was assumed by Patina upon its formation. In January 1996, a subsidiary of Patina was also sued in a similar but separate class action filed in stated court. In both suits, the plaintiffs allege that unspecified "post-production" costs incurred prior to calculating royalty payments were deducted in breach of the relevant lease provisions and that this fact was fraudulently concealed. The plaintiffs seek unspecified compensatory and punitive damages and a declaratory judgment prohibiting deduction of post-production costs prior to calculating royalties paid to the class. Patina has informed the Company that Patina believes the calculations are and have been proper under the relevant lease provisions, and that Patina intends to defend these and any similar suits vigorously.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company is an independent energy company primarily engaged in the acquisition, exploration and development of oil and gas properties principally in the Rocky Mountain and Gulf Coast regions of the United States. The Company also gathers, transports and markets natural gas. The Company is also engaged in international acquisition, exploration and development, primarily through affiliates.

         In May 1996, the Company consolidated its properties in the Wattenberg Field of Colorado with those of Gerrity Oil and Gas Corporation ("GOG") to create Patina Oil and Gas Corporation ("Patina"), thereby converting its working interest in the field into a 74% interest in the field's largest producer. Patina is reflected in the Company's financial statements as a consolidated subsidiary, with the related minority interest being deducted from subsidiary earnings and stockholder's equity. Unless indicated otherwise, amounts in this discussion reflect the consolidated results of the Company, including Patina. References to the Company "excluding Patina" refer to the Company on a consolidated basis but after excluding amounts attributable to Patina.

Results of Operations

         Total revenues for the three month period ended March 31, 1997 were $88.8 million, a $47.0 million increase from the same period in 1996. The increase was primarily due to a $31.7 million increase in oil and gas sales and a $12.6 million increase in gains on sales of equity interests in investees. The increase in oil and gas sales is a combination of a 41% rise in the price received per equivalent barrel ("BOE") and a 33% increase in BOE production. Natural gas prices rebounded toward the end of 1996 resulting in an average price for the first quarter of 1997 of $2.83 per Mcf compared to $1.78 per Mcf during the same period in 1996. Oil prices improved 18% to average $21.18 per barrel during the first quarter of 1997. The increase in gains on sales of equity interests in investees was due to sales of Cairn Energy plc ("Cairn") stock. Excluding Patina, total revenues were $59.3 million for the period ended March 31, 1997.

         Net income for the three month period ended March 31, 1997 was $19.9 million, an increase from the $1.8 million experienced in the same period in 1996. Patina contributed $4.1 million to the 1997 amount. Net income was positively impacted as the aforementioned price increases resulted in approximately an additional $10 million in net income. The quarter also benefitted from the Cairn sales which contributed approximately $8 million to net income. Production increases also helped but to a lesser extent as the increases were offset somewhat by higher operating and depletion, depreciation and amortization expenses.

         Production margin (oil and gas sales less direct operating expenses) for the quarter ended March 31, 1997 was $53.8 million, an increase of 112% from the same period in 1996. Average daily production during the first quarter of 1997 was 41,641 BOE, an increase of 34% over the same period in 1996 (an 8% increase over fourth quarter 1996 production). In addition, the average product price received increased by 41% to $18.10 per BOE. The increase in oil and gas production can be attributed primarily to the acquisition of GOG by Patina.
Excluding Patina, production margin was $29.4 million and average daily production was 23,963 BOE. The increased production resulting from three acquisitions in the Gulf of Mexico during 1996 was offset by decreased production due to the sale of nonstrategic properties throughout 1996. The Company focused the last two years on divesting of noncore assets and acquiring strategic assets that allow for future growth of the Company. The Company expects to increase development during 1997 which, along with two acquisitions in the Gulf of Mexico in the fourth quarter of 1996, should result in an increase in production through 1997. Total operating expenses for the first quarter of 1997 increased by $3.3 million ($3.0 million excluding Patina) from the same period in 1996 which is in line with the increased production. Operating costs per BOE were $3.74 compared to $3.81 in the same period in 1996.

         Gains on sales of equity interests in investees were $13.0 million during the three month period ended March 31, 1997. The 1997 gains resulted from sales of Cairn stock totaling 4.5 million shares at an average of $8.81 per share realizing $39.2 million in proceeds.

         Gains on sales of properties were $2.6 million during the three months ended March 31, 1997, compared to losses on sales of properties of $20,000 during the same period in 1996. The most significant gain during the first quarter of 1997 was a $2.1 million gain on the sale of an offshore block in the Gulf of Mexico which was not included in the Company's strategic plans.

         General and administrative expenses, net of reimbursements, for the three month period ended March 31, 1997 increased $1.6 million from the same period in 1996 but decreased $342,000 from the fourth quarter of 1996. The increase is primarily due to essentially doubling the number of properties in the DJ Basin of Colorado related to the acquisition of GOG. Excluding Patina, these expenses totaled $4.2 million during the period ended March 31, 1997.

         Interest expense was $6.8 million during the first quarter of 1997, $4.4 million of which was incurred by Patina, compared to $3.6 million during the same period in 1996. The majority of the increase is the result of a higher average interest rate primarily due to Patina's subordinated notes which have an effective interest rate of 11.1%.

         Depletion, depreciation and amortization expense during the first quarter of 1997 increased to $23.2 million from $16.8 million in the same period in 1996. The increase can be primarily attributed to the 33% increase in production volumes and, to a lesser extent, a higher total depletion, depreciation and amortization rate per BOE of $6.19 compared to $5.94 during the same period in 1996. The increase in rates is primarily due to the amortization of a noncompete agreement by Patina. Excluding Patina, total depletion, depreciation and amortization expense was $10.8 million reflecting an overall rate of $5.00 per BOE.

Acquisition, Exploration and Development

         During the three months ended March 31, 1997, the Company incurred $23.8 million in capital expenditures, including $20.3 million for development, $1.8 million for exploration, $1.0 million for property acquisitions and $753,000 for fixed assets.

         Of the $20.3 million of development expenditures, $8.7 million was concentrated in the Gulf of Mexico, $2.1 million in the Washakie Basin of southern Wyoming, $1.7 million in the Green River Basin of southern Wyoming and $1.1 million in the Piceance Basin of western Colorado. In addition, Patina incurred $5.6 million of the total expenditures of the Company. During the three months ended March 31, 1997, the Company placed 30 wells on sales, drilled one developmental dry hole and had 22 wells in progress at quarter end.

         Exploration costs in the first quarter of 1997 were $1.8 million primarily for seismic work performed in and around the Company's major drilling projects. Patina incurred $58,000 of exploration costs in the first quarter of 1997.

         In Russia, drilling activity has been slower than anticipated due to difficulties in securing drilling contracts on commercially reasonable terms. During 1997, SOCO Perm Russia, Inc. expects to drill 11 wells. In Mongolia, the Mongolian Parliament ratified the grant of two additional concessions in the area to SOCO Tamtsag Mongolia, Inc. bringing the total acreage position to approximately 10 million acres. SOCO Tamtsag Mongolia, Inc. intends to drill four wells during 1997. In Thailand, the Company was awarded Block B8/38 in the Gulf of Thailand. The Company has entered into an agreement with an international oil company which will fund the drilling of an exploration well in this block. Drilling is expected to begin in the second quarter, with a second well possibly being drilled by year end.

Financial Condition and Capital Resources

         At March 31, 1997, the Company had total assets of $862.5 million. Total capitalization was $632.3 million, of which 49% was represented by stockholder's equity, 29% by subordinated debt and 22% by senior debt. During the three months ended March 31, 1997, net cash provided by operations was $51.8 million, an increase of 94% compared to the same period in 1996. Excluding Patina, net cash provided by operations was $27.8 million. As of March 31, 1997, commitments for capital expenditures, primarily for new production facilities in the Gulf of Mexico, totaled $26.8 million, $579,000 of which was attributable to Patina. The Company anticipates that 1997 expenditures for development drilling will approximate $112 million. Approximately $85 million is expected to be spent for development drilling programs, $19 million for expanded exploratory activity and $8 million for gas facilities and other activities. Approximately $48 million is targeted for continued development in the Gulf of Mexico, $38 million for expanded development of its major Rocky Mountain projects (including $15 million for Patina) and $2 million for additional leasing and seismic costs in North Louisiana. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing acquisition, exploration and development expenditures using internally generated cash flow and existing credit facilities. In addition, joint ventures or future public offerings of debt or equity securities may be utilized.

         The Company is currently seeking a listing of a newly formed entity, SOCO International plc ("SOCO plc"), on the London Stock Exchange and intends to conduct an offering of its shares. The Company will contribute to SOCO plc all the assets of SOCO International Operations, Inc. which includes the Company's interests in Russia, Mongolia and Thailand. Certain minority interest owners in these ventures are also expected to contribute their interests. SOCO plc will also acquire Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command Petroleum Limited. The offering is expected to raise approximately $75 million of new equity capital for SOCO plc. Following the offering, the Company, which will retain all its shares, expects to have an approximate 15% to 17% interest in SOCO plc. The listing and offering are subject to certain conditions and there can be no assurance that the offering will be consummated.

         During the first quarter of 1997, Patina accounted for $24.0 million of the Company's net cash provided by operations. For the foreseeable future, cash generated by Patina will, however, be retained by Patina to fund its development program, reduce debt and pursue acquisitions in the DJ Basin or elsewhere. Moreover, Patina's credit facility currently prohibits the payment of dividends on its common stock. Accordingly, Patina's cash flow is intended to be used to reduce debt levels, fund a limited development program and any future acquisitions which may be consummated and may not be available to fund the Company's other operations or to pay dividends to its stockholders. During the first quarter of 1997, Patina reduced its total debt by $10.2 million.

         SOCO maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at March 31, 1997 was $140 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the first quarter of 1997, the average interest rate under the revolver was 6.3%. Financial covenants limit debt, require maintenance of $1.0 million in minimum working capital as defined and restrict certain payments, including stock repurchases, dividends and contributions or advances to unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $70 million was available for the payment of dividends and other restricted payments as of March 31, 1997.

         Patina maintains a $140 million revolving credit facility ("Patina Facility"). The borrowing base available under the facility was $120 million at March 31, 1997. Effective May 1, 1997, the borrowing base was reduced to $110 million. Patina may elect that all or a portion of the facility bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus
 .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by Patina) are offered in the interbank Eurodollar market plus a margin which fluctuates from .625% to 1.125% determined by a debt to EBITDA ratio. During the first quarter of 1997, the average interest rate under the facility was 6.9%.

         The Patina Facility agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; pledges of assets; issuance of securities; and non speculative commodity hedging.

         The Company from time to time enters into arrangements, primarily by Patina, to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas sales of $2.5 million in 1996. During the three months ended March 31, 1997, the Company recognized additional gas sales of $801,000. These arrangements are expected to increase revenues through 2002.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintains a program to divest marginal properties and assets which do not fit its long range plans. During the first quarter of 1997, the Company sold 50% of its working interest in the Wind River Basin and the Big Horn Basin area for a total of $1.7 million in proceeds. The first well was spudded in January 1997 in the Big Horn Basin and another well is expected to be drilled in the Wind River Basin during 1997.

         In November 1996, the Company accepted an offer from Cairn for its interest in Command. The Company received 16.2 million shares of freely marketable common stock of Cairn, and recorded a gain of $65.5 million, with no associated current tax liability. However, a deferred tax provision of $4.0 million was recorded related to this transaction. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, SOCO International Holdings, Inc. and SOCO International Operations, Inc. As a result of this transaction, the Company recorded a $260,000 loss. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at March 31, 1997. During the three months ended March 31, 1997, the Company sold 4.5 million Cairn shares at an average of $8.81 per share realizing $39.2 million in proceeds. These transactions resulted in a pretax gain of $13.0 million.

         The Board has authorized the repurchase of up to $50 million of the Company's securities. During 1996 and the first quarter of 1997, the Company has repurchased 1.5 million common shares for $19.2 million, 6,000 preferred depositary shares for $142,000 and $4.3 million principal amount convertible subordinated notes for $4.0 million. Subsequent to quarter end, the Company has repurchased an additional 411,000 common shares for $6.8 million and $290,000 principal amount convertible subordinated notes for $294,000.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1997 and 1996. Average gas prices for the three months ended March 31, 1997 and the year ended December 31, 1996 were increased by $.06 and $.08 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                      Average Prices
                                                       -------------------------------------------
                                                       Crude Oil
                                                          and            Natural        Equivalent
                                                        Liquids            Gas            Barrels
                                                       ---------        ---------       ----------
                                                       (Per Bbl)        (Per Mcf)        (Per BOE)

                         Annual
                         ------
                          1996                         $ 20.39            $ 1.97          $ 14.35
                          1995                           16.96              1.35            11.00
                          1994                           14.80              1.67            11.82
                          1993                           15.41              1.94            13.41
                          1992                           18.87              1.74            13.76

                        Quarterly
                        ---------
                          1997
                          ----
                          First                        $ 21.18            $ 2.83          $ 18.10

                          1996
                          ----
                          First                        $ 17.95            $ 1.78          $ 12.80
                          Second                         20.52              1.62            12.90
                          Third                          20.25              1.78            13.60
                          Fourth                         22.26              2.64            17.69



         In March 1997, the Company received an average of $19.87 per barrel and $1.92 per Mcf for its production.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         10.14 Amended and Restated Credit Agreement dated as of April 1, 1997 among Patina Oil and Gas Corporation, the Financial Institutions Listed on Schedule I, thereto, Texas Commerce Bank National Association, as Administrative Agent, Nations Bank of Texas, N.A., as Documentary Agent, and Wells Fargo Bank, N.A., CIBC, Inc. and Credit Lyonnais New York Branch, as Co- Agents.

         10.14.1 First Amendment dated as of May 1, 1997 among Patina Oil and Gas Corporation, the Financial Institutions Listed on
                   Schedule I, thereto, Texas Commerce Bank National Association, as Administrative Agent, Nations Bank of Texas, N.A., as Documentary Agent, and Wells Fargo Bank, N.A., CIBC, Inc. and Credit Lyonnais New York Branch, as Co-Agents.

         10.15     Supplemental  Indenture  dated as of  March  31,  1997  among
                   Gerrity  Oil  and  Gas   Corporation,   Patina  Oil  and  Gas
                   Corporation and The Chase Manhattan Bank.


         11.1      Computation of Per Share Earnings.

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         27        Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SNYDER OIL CORPORATION



                                            By  /s/James H. Shonsey
                                               ------------------------
                                               James H. Shonsey, Vice President
















May 7, 1997