Form 10-Q
period 1997-06-30
SNYDER OIL CORP
filed 1997-08-07
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               ---------------------------------

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ----------------

            ---------------------------------------------------------

                         Commission file number 1-10509

                             SNYDER OIL CORPORATION
--------------------------------------------------------------------------------
              Delaware                                       75-2306158
--------------------------------------                   -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   777 Main Street, Fort Worth, Texas                          76102
------------------------------------------                ------------
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (817) 338-4043
                                                     ------------------


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

            29,587,562 Common Shares were outstanding as of August 5, 1997

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.




                                              SNYDER OIL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                                                    June 30,         December 31,
                                                                                       1997               1996
                                                                                 -------------      -------------
                                                                                   (Unaudited)
                                                      ASSETS
Current assets
     Cash and equivalents                                                         $     44,102       $     27,922
     Accounts receivable                                                                37,822             58,944
     Inventory and other                                                                 7,913             11,212
                                                                                  ------------       ------------
                                                                                        89,837             98,078
                                                                                  ------------       ------------

Investments                                                                            128,824            129,681
                                                                                  ------------       ------------

Oil and gas properties, successful efforts method                                      928,375            887,721
     Accumulated depletion, depreciation and amortization                             (304,423)          (252,334)
                                                                                  ------------       ------------
                                                                                       623,952            635,387
                                                                                  ------------       ------------

Gas facilities and other                                                                28,947             28,111
     Accumulated depreciation and amortization                                         (11,652)           (11,798)
                                                                                  ------------       ------------
                                                                                        17,295             16,313
                                                                                  ------------       ------------
                                                                                  $    859,908       $    879,459
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                             $     45,444       $     51,867
     Accrued liabilities                                                                43,874             37,043
                                                                                  ------------       ------------
                                                                                        89,318             88,910
                                                                                  ------------       ------------

Senior debt                                                                             97,001            188,231
Subordinated notes                                                                     271,256            103,094
Convertible subordinated notes                                                          -                  80,748

Deferred taxes payable                                                                  19,761              9,034
Other noncurrent liabilities                                                            21,413             28,064

Minority interest                                                                       84,061             86,710
Commitments and contingencies

Stockholders' equity
     Preferred stock,  $.01 par,  10,000,000 shares authorized,
         6% Convertible preferred stock, 1,033,500 shares
         issued and outstanding                                                             10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,586,932 and 31,456,027 shares issued                                           316                315
     Capital in excess of par value                                                    260,920            260,221
     Retained earnings                                                                  41,589             25,711
     Common stock held in treasury, 2,532,100 and 250,000 shares at cost               (42,873)            (3,510)
     Unrealized gain on investments                                                     17,136             11,921
                                                                                  ------------       ------------
                                                                                       277,098            294,668
                                                                                  ------------       ------------
                                                                                  $    859,908       $    879,459
                                                                                  ============       ============

                                 The accompanying notes are an integral part of these statements.




                                              SNYDER OIL CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except share data)

                                                                           Three Months                    Six Months
                                                                           Ended June 30,                Ended June 30,
                                                                    -------------------------       -----------------------
                                                                       1997           1996             1997          1996
                                                                    ----------     ----------       ----------   ----------
                                                                                          (Unaudited)
Revenues
     Oil and gas sales                                               $  48,988     $  44,330        $ 116,836    $  80,452
     Gas transportation, processing and marketing                        1,996         4,344            6,205        8,795
     Gains on sales of equity interests in investees                    19,968         2,788           32,968        3,195
     Gains on sales of properties                                        2,235         3,142            4,842        3,122
     Other                                                               1,229         2,164            2,320        2,923
                                                                     ---------     ---------        ---------    ---------

                                                                        74,416        56,768          163,171       98,487
                                                                     ---------     ---------        ---------    ---------
Expenses
     Direct operating                                                   12,503        12,620           26,524       23,379
     Cost of gas and transportation                                      1,757         3,415            5,948        7,111
     Exploration                                                         3,690           290            5,390          804
     General and administrative                                          5,320         2,709           10,812        6,577
     Interest                                                            6,977         6,126           13,764        9,740
     Other                                                               1,044         2,760            2,800        3,439
     Loss on sale of subsidiary interest                                10,000        15,481           10,000       15,481
     Depletion, depreciation and amortization                           23,389        22,745           46,597       39,516
                                                                     ---------     ---------        ---------    ---------

Income (loss) before taxes, minority interest
     and extraordinary item                                              9,736        (9,378)          41,336       (7,560)
                                                                     ---------     ---------        ---------    ---------

Provision (benefit) for income taxes
     Current                                                               500             8              500           33
     Deferred                                                            2,618           -             11,489         (335)
                                                                     ---------     ---------        ---------    ---------
                                                                         3,118             8           11,989         (302)
                                                                     ---------     ---------        ---------    ---------

Minority interest in subsidiaries                                          626           597            3,429          948
                                                                     ---------     ---------        ---------    ---------

Income (loss) before extraordinary item                                  5,992        (9,983)          25,918       (8,206)

Extraordinary item-early extinguishment of debt,
     net of benefit for income taxes of $1,533                           2,848           -              2,848          -
                                                                     ---------     ---------        ---------    ---------

Net income (loss)                                                        3,144        (9,983)          23,070       (8,206)

Preferred dividends                                                      1,550         1,552            3,100        3,105
                                                                     ---------     ---------        ---------    ---------

Net income (loss) applicable to common                               $   1,594     $ (11,535)       $  19,970    $ (11,311)
                                                                     =========     =========        =========    =========

Net income (loss) per common share before
     extraordinary item                                              $     .15     $    (.37)       $     .75    $    (.36)
                                                                     =========     =========        =========    =========

Net income (loss) per common share                                   $     .05     $    (.37)       $     .66    $    (.36)
                                                                     =========     =========        =========    =========

Weighted average shares outstanding                                     29,841        31,450           30,435       31,376
                                                                     =========     =========        =========    =========

                                 The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                      Preferred Stock             Common Stock           Capital in     Retained
                                     ------------------        ------------------         Excess of     Earnings       Treasury
                                     Shares      Amount        Shares      Amount         Par Value     (Deficit)       Stock
                                     ------      ------        ------      ------         ---------     ---------     ----------
    Balance, December 31, 1995        1,035      $   10        31,430      $  314         $ 265,911     $ (29,001)    $  (2,457)

    Common stock grants and
       exercise of options             -            -             267           3             3,179         -              (258)

    Issuance of common                 -            -             399           4             3,689         -              -

    Repurchase of common               -            -            (640)         (6)           (6,243)        -              (795)

    Repurchase of preferred              (1)        -            -           -                 (142)        -              -

    Dividends                          -            -            -           -               (6,173)      (8,238)          -

    Net income                         -            -            -           -                 -          62,950           -
                                    -------     -------       -------      -------          -------     --------      ---------

Balance, December 31, 1996            1,034          10        31,456         315           260,221       25,711        (3,510)

    Common stock grants and
       exercise of options             -            -             130           1               674         -             -

    Conversion of subordinated
       notes into common               -            -               1         -                  25         -             -

    Repurchase of common               -            -            -            -               -             -          (39,363)

    Dividends                          -            -            -            -               -           (7,192)         -

    Net income                         -            -            -            -               -           23,070          -
                                    -------    -------        -------     -------        ----------      -------      --------

Balance, June 30, 1997
    (Unaudited)                       1,034    $    10         31,587     $   316         $ 260,920      $ 41,589     $(42,873)
                                    =======    =======        =======     =======         =========      ========     ========



                                 The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                               Six Months Ended June 30,
                                                                            -------------------------------
                                                                                1997               1996
                                                                            ------------       ------------
                                                                                      (Unaudited)
Operating activities
     Net income (loss)                                                      $   23,070         $    (8,206)
     Adjustments to reconcile net income (loss)
         to net cash provided by operations
              Amortization of deferred credits                                  -                   (1,052)
              Gains on sales of equity interests in investees                  (32,968)             (3,195)
              Gains on sales of properties                                      (4,842)             (3,122)
              Equity in (earnings) losses of investees                            (367)                770
              Exploration expense                                                5,390                 804
              Loss on sale of subsidiary interest                               10,000              15,481
              Depletion, depreciation and amortization                          46,597              39,516
              Deferred taxes                                                    11,489                (335)
              Minority interest in subsidiaries                                  3,429                 948
              Loss on early extinguishment of debt, net                          2,848              -
              Changes in operating assets and liabilities
                  Decrease (increase) in
                      Accounts receivable                                       21,122              (4,343)
                      Inventory and other                                        1,253               1,662
                  Increase (decrease) in
                      Accounts payable                                          (6,423)              6,305
                      Accrued liabilities                                         (957)              3,314
                      Other liabilities                                         (7,609)             (4,939)
                                                                            ----------          ----------
              Net cash provided by operations                                   72,032              43,608
                                                                            ----------          ----------

Investing activities
     Acquisition, exploration and development                                  (80,889)            (52,998)
     Proceeds from investments                                                  38,631               1,057
     Outlays for investments                                                    -                   (4,705)
     Proceeds from sales of properties                                          11,597              25,227
                                                                            ----------          ----------
              Net cash used by investing                                       (30,661)            (31,419)
                                                                            ----------          ----------

Financing activities
     Issuance of common                                                          1,249                 619
     Repurchase of stock                                                       (39,363)             (1,460)
     Increase in indebtedness                                                   22,963               5,312
     Loss on early extinguishment of debt, net                                  (2,848)             -
     Dividends                                                                  (7,192)             (7,209)
     Deferred credits                                                           -                    1,030
                                                                            ----------          ----------
              Net cash used by financing                                       (25,191)             (1,708)
                                                                            ----------          ----------

Increase in cash                                                                16,180              10,481
Cash and equivalents, beginning of period                                       27,922              27,263
                                                                            ----------          ----------
Cash and equivalents, end of period                                         $   44,102          $   37,744
                                                                            ==========          ==========

Noncash investing and financing activities
     Acquisition of properties and stock via stock issuances                     -              $    3,693
     Exchange of subsidiary stock for stock of investee                     $   30,923              -

                                The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         Snyder Oil Corporation (the "Company") is engaged in the acquisition, exploration and development of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rockies and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"). The Company, a Delaware corporation, is the successor to a company formed in 1978.

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

Risks and Uncertainties

         Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company currently produces approximately 70% of its natural gas, have traditionally been particularly volatile. Prices are significantly impacted by the local weather, supply in the area, seasonal variations in local demand and limited transportation capacity to other regions of the country. Increases or decreases in prices received, particularly in the Rocky Mountains, could have a significant impact on the Company's future results of operations.

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

Producing Activities

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the six months ended June 30, 1997, the Company provided unproved property impairments of $467,000. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

         The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. During the six months ended June 30, 1997, the Company did not provide for any such impairments.

Section 29 Tax Credits

         The Company from time to time enters into  arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $1.5 million and $1.1 million during the six month periods ended June 30, 1997 and 1996, respectively. These arrangements are expected to continue through 2002.

Gas Imbalances

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1996 and June 30, 1997 were insignificant.

Financial Instruments

         The following table sets forth the book values and estimated fair values of financial instruments (in thousands):


                                                                     June 30,                December  31,
                                                                       1997                      1996
                                                              ----------------------     ----------------------
                                                                Book          Fair          Book         Fair
                                                                Value         Value         Value        Value
                                                              ---------    ---------     ---------    ---------

          Cash and equivalents                                $  44,102    $  44,102     $  27,922    $  27,922
          Investments                                           128,824      128,824       129,681      163,477
          Senior debt                                           (97,001)     (97,001)     (188,231)    (188,231)
          Subordinated notes                                   (271,256)    (277,434)     (103,094)    (105,650)
          Convertible subordinated notes                         -            -            (80,748)     (82,866)
          Long-term commodity contracts                          -             5,840        -             5,040
          Interest rate swap                                     -                16        -               (19)


          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of certain of the subordinated notes and all of the convertible subordinated notes are estimated based on their June 30, 1997 and December 31, 1996 closing prices on the New York Stock Exchange. The fair value of the remaining subordinated notes are estimated based on their bid price as of June 30, 1997.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales in the period to which the contracts relate. In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu per day through 2004. At June 30, 1997, that volume represented approximately 16% of the Company's consolidated Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement requires payment to a counterparty based on a fixed rate of 5.585% and requires the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement are recorded as adjustments to interest expense and are settled on a monthly basis. The agreement matures in September 1997, with the counterparty having the option to extend it for two years. At June 30, 1997 and December 31, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

Other

          All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification. In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring nature, unless otherwise disclosed) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1996 annual report on Form 10-K.

(3)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies. The following table sets forth the book values and estimated fair values of these investments:

                                                                 June 30, 1997              December 31, 1996
                                                           ------------------------       ------------------------
                                                                              (In thousands)
                                                             Book           Fair            Book          Fair
                                                             Value          Value           Value         Value
                                                           ---------     ----------      ---------     ----------

          Equity method investments                        $  -           $  -           $   8,789     $   42,585
          Marketable securities                              128,824        128,824        115,558        115,558
          Long-term notes receivable                          -              -               5,334          5,334
                                                           ---------      ---------      ---------     ----------

                                                           $ 128,824      $ 128,824      $ 129,681      $ 163,477
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

Command Petroleum Limited

          From May 1993 to November 1996, the Company had an investment in Command Petroleum Limited ("Command"), an Australian oil company, which was accounted for by the equity method. In November 1996, the Company accepted an offer for its interest in Command. The Company received 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. The Company recognized a gain of $65.5 million as a result of this exchange. The Company's investment in Cairn is accounted for under the cost method and is reflected as marketable securities in the table above. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, SOCO International Holdings ("Holdings") and SOCO International Operations ("Operations"). As a result of this transaction, the Company recorded a $260,000 loss. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at June 30, 1997. Subsequent to quarter end, the Company exchanged 530,000 shares of the Company's treasury stock for the director's 10% interest in Holdings. As a result, Holdings is now a wholly owned subsidiary.

SOCO International Operations, Inc. and SOCO International plc

          In 1993, SOCO Perm Russia, Inc. ("SOCO Perm"), was organized by the Company and a U.S. industry participant. SOCO Perm and a Russian partner formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. In April 1996, SOCO Perm closed a private placement which reduced the Company's interest to 34.91%. The Company recognized a gain of $2.6 million as a result of this transaction.

          In 1994, the Company formed a consortium to explore the Tamtsag Basin of eastern Mongolia, SOCO Tamtsag Mongolia, Inc. ("SOCO Tamtsag"). In 1996, the Company completed the exchange of a portion of its interest to an industry participant for consulting services valued at $1.5 million. As a result of this transaction, the Company's ownership was reduced to 42% and an $832,000 gain was recognized.

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of Operations, which included the Company's interests in Russia, Mongolia and Thailand, for shares of SOCI plc. Certain minority interest owners in these ventures also contributed their interests. As part of the listing, SOCI plc acquired Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering raised approximately $75 million of new equity capital for SOCI plc. The Company received 7.8 million shares (15.9% of the total) of SOCI plc, which it has agreed not to sell for the two year period following the listing. The Company recognized a gain of $20.0 million as a result of this exchange. The Company's investment in SOCI plc is accounted for under the cost method.

Marketable Securities

          The Company has investments in equity securities of two publicly traded foreign energy companies, Cairn and SOCI plc. Both investments are accounted for on the cost method. In the first quarter of 1997, the Company sold
4.5 million Cairn shares at an average price of $8.81 per share realizing $39.2 million in proceeds. These transactions resulted in a gain of $13.0 million. The Company's total cost basis in the Cairn and SOCI plc shares was $69.0 million and $30.9 million, respectively, at June 30, 1997. The market value of the Cairn and SOCI plc shares approximated $94.3 million and $34.5 million, respectively, at June 30, 1997. In accordance with SFAS 115, at June 30, 1997 and December 31, 1996, respectively, investments were increased by $28.9 million and $20.4 million in gross unrealized holding gains, stockholders' equity was increased by $17.1 million and $11.9 million, minority interest liability was increased by $1.7 million and $1.3 million and deferred taxes payable were increased by $10.1 million and $7.2 million.

Notes Receivable

          The Company held long-term notes receivable due from privately held corporations and a director, with a book value of zero and $591,000 at June 30, 1997 and December 31, 1996. At December 31, 1996, the Company also held a long-term note receivable due from SOCO Tamtsag which was contributed to SOCI plc along with the Company's interest in SOCO Tamtsag in May 1997. The notes from other privately held corporations are secured by certain assets, including stock and oil and gas properties. The notes from a director, which originated in connection with an option to purchase 10% of the Company's international affiliates, are secured by shares of the Company owned by the director and are due April 10, 1998. The notes, which had a book value of $627,000 at June 30, 1997, have been reclassified as inventory and other in the second quarter of 1997. At June 30, 1997 and December 31, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.


(4)       OIL AND GAS PROPERTIES AND GAS FACILITIES

          The cost of oil and gas properties at June 30, 1997 and December 31, 1996 includes $32.4 million and $32.7 million of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:


                                                                                   Six
                                                                               Months Ended         Year Ended
                                                                                 June 30,          December 31,
                                                                                   1997                1996
                                                                              --------------      --------------
                                                                                         (In thousands)

     Proved acquisitions                                                       $       984          $  273,088
     Acreage acquisitions                                                              895              24,589
     Development                                                                    41,464              43,075
     Gas processing, transportation and other                                          993               3,612
     Exploration                                                                     5,682               4,588
                                                                               -----------          ----------
                                                                               $    50,018          $  348,952
                                                                               ===========          ==========

          Of the $41.5 million development expenditures, the majority was concentrated in the Gulf of Mexico and the Rockies. During the six months ended June 30, 1997, the Company placed 51 wells on sales, drilled three development and four exploratory dry holes and had 21 wells in progress at quarter end.

          Exploration costs include the costs of four exploratory dry holes and continuing seismic programs in the Gulf of Mexico and north Louisiana.

          Proved acquisitions during 1996 included $218.4 million related to the formation of Patina Oil & Gas Corporation ("Patina") and the subsequent May 1996 acquisition of Gerrity Oil & Gas Corporation ("GOG"). The Company currently owns 74% of Patina, and it is consolidated into the Company's financial statements.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                                   June 30,          December 31,
                                                                                     1997                 1996
                                                                                ------------         ------------
                                                                                          (In thousands)

          SOCO bank facility                                                    $     12,001         $     93,731
          Patina bank facility                                                        85,000               94,500
                                                                                ------------         ------------
                  Senior debt                                                   $     97,001         $    188,231
                                                                                ============         ============

          SOCO subordinated notes                                               $    173,571         $      -
          Patina subordinated notes                                                   97,685              103,094
                                                                                ------------         ------------
                  Subordinated notes                                            $    271,256         $    103,094
                                                                                ============         ============

          SOCO convertible subordinated notes                                   $      -             $     80,748
                                                                                ============         ============


          SOCO maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. The borrowing base available under the facility was $120 million at June 30, 1997. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the six months ended June 30, 1997, the average interest rate under the facility was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $132 million was available for the payment of dividends and other restricted payments at June 30, 1997.

          Patina maintains a $140 million revolving credit facility ("Patina Facility"). The borrowing base available under the facility was $110 million at June 30, 1997. Patina may elect that all or a portion of the facility bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by Patina) are offered in the interbank Eurodollar market plus a margin which fluctuates from .625% to 1.125% determined by a debt to EBITDA ratio. During the six months ended June 30, 1997, the average interest rate under the facility was 6.8%.

          The Patina Facility agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; pledges of assets; issuance of securities; and nonspeculative commodity hedging.

          In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes ("Subordinated Notes") due June 15, 2007. The notes were sold at a discount resulting in an 8.875% effective interest rate. The net proceeds of the offering were $168.8 million. The notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375% of principal, and at prices declining to 100% of principal on or after June 15, 2005. Upon the occurrence of a change of control, as defined in the Notes, SOCO would be obligated to make an offer to purchase all outstanding Subordinated Notes at a price of 101% of the principal amount thereof. In addition, SOCO would be obligated, subject to certain conditions, to make offers to purchase the Subordinated Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100% of the principal amount thereof. The Notes are unsecured general obligations of SOCO and are subordinated to all senior indebtedness of SOCO and to any existing and future indebtedness of SOCO's subsidiaries. The Notes contain covenants that, among other things, limit the ability of SOCO to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries.

          In 1996, as part of an acquisition, Patina recorded $98.8 million of 11.75% Subordinated Notes ("Notes") due July 15, 2004 issued on July 1, 1994. The Notes were recorded at a market value of $104.6 million or 105.875% of their principal amount. Patina assumed the Notes in March 1997 when a wholly owned subsidiary was merged into Patina. During 1996, $1.5 million of the Notes were repurchased by the Company and retired. During the six months ended June 30, 1997, $6.2 million of the Notes were repurchased by the Company and retired. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of Patina, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, Patina would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, Patina would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of Patina and are subordinated to all senior indebtedness of Patina and to any existing and future indebtedness of Patina's subsidiaries. The Notes contain covenants that, among other things, limit the ability of Patina to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries.

          In 1994, SOCO issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes were convertible into common stock at $22.57 per share. During 1996 and the first six months of 1997, the Company repurchased $3.8 million and $824,000, respectively, of these notes in accordance with a repurchase program. The notes were redeemed by the Company in June 1997 at 103.51% of principal. As a result of the note redemption, the Company incurred a loss of $4.4 million, $2.8 million net of tax, which has been recorded as an extraordinary item in the accompanying financial statements.

          Scheduled maturities of indebtedness for the next five years are zero in 1997 and 1998, $85.0 million in 1999, $12.0 million in 2000 and zero in 2001.
The long-term portions of the Patina Facility and SOCO Facility are scheduled to expire in 1999 and 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

          Consolidated cash payments for interest were $14.4 million and $7.6 million, respectively, for the six month periods ended June 30, 1997 and 1996.

(6)       FEDERAL INCOME TAXES

          At June 30, 1997, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the six month periods ended June 30, 1997 and 1996 follows:

                                                                                  Six Months Ended June 30,
                                                                                --------------------------------
                                                                                   1997                  1996
                                                                                ----------            ----------

         Federal statutory rate                                                    35%                 (35%)
         Loss in excess of net deferred tax liability                               -                   31%
         Utilization of net deferred tax asset                                     (3%)                  -
                                                                                 --------             --------
         Effective income tax rate                                                 32%                  (4%)
                                                                                 ========             ========


         For tax purposes, Patina is not included in the Company's consolidated United States federal income tax return. The Company, excluding Patina, had regular net operating loss carryforwards of $112 million and alternative minimum tax loss carryforwards of $28.9 million at December 31, 1996. These carryforwards expire between 1997 and 2010. At December 31, 1996, the Company, excluding Patina, had long-term capital loss carryforwards of $3.9 million which will expire in 2000. At December 31, 1996, the Company, excluding Patina, also had alternative minimum tax credit carryforwards of $644,000 which are available indefinitely. Patina had regular net operating loss carryforwards of $70.2 million and alternative minimum tax loss carryforwards of $35.1 million at December 31, 1996. Utilization of $31.9 million regular net operating loss carryforwards and $31.6 million alternative minimum tax loss carryforwards will be limited to $5.2 million per year. These carryforwards expire from 2006 through 2011. At December 31, 1996, Patina had alternative minimum tax credit carryforwards of $478,000 which are available indefinitely. Current income taxes shown in the financial statements reflect cash taxes paid based on estimates of alternative minimum taxes.

(7)      STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 31.6 million were issued and 29.1 million were outstanding at June 30, 1997. The Company also has 2.1 million warrants outstanding. The warrants are exercisable at a price of $21.04 per share. Under the terms of the warrants, common stock dividends not paid out of retained earnings reduce the exercise price when paid and increase the number of warrants outstanding. Half of the warrants expire in each of February 1998 and February 1999. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore, Inc. and 267,000 shares issued primarily for the exercise of stock options. In 1996, the Company repurchased 725,000 shares of common stock for $7.0 million. During the six months ended June 30, 1997, the Company issued 131,000 shares of common stock primarily for the exercise of stock options. During the six months ended June 30, 1997, the Company repurchased 2.3 million shares of common stock for $39.4 million. Quarterly dividends of $.065 per share were paid in 1996 and the first six months of 1997. For book purposes, for the period between June 1995 and September 1996, the common stock dividends were in excess of retained earnings and as such were treated as distributions of capital.

         A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.46 per share. Under the terms of the stock, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6%
convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. At June 30, 1997, the redemption price was $25.90 per depositary share. The redemption price declines $.15 per year to $25.00 per depositary share in 2003. During 1996, the Company repurchased 6,000 depositary shares for $142,000. The Company paid $3.1 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during the six months ended June 30, 1997 and 1996.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $1.2 million for the remainder of 1997, $2.4 million for 1998, $2.6 million for 1999, $2.6 million for 2000 and $1.6 million for 2001.

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

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes its resolution should not have a material adverse effect upon the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

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

(9)      SUBSEQUENT EVENT

         On July 31, 1997, the Company agreed to a series of transactions intended to result in the sale of all of the 14 million shares of common stock of Patina held by the Company. As part of these transactions, Patina filed a registration statement with the Securities and Exchange Commission covering the underwritten public offering by the Company of 7.5 million shares of Patina common stock. Patina has agreed to purchase all shares owned by the Company that are not sold in the public offering. To fund the purchase of these shares, Patina has received commitments covering the sale of up to $63 million of a new class of convertible preferred stock and $3 million of shares of common stock to members of Patina's management.

         The Company may withdraw from the transaction at any time until the prospectus for the public offering is broadly distributed to prospective offerees, or in the event the offering does not cover at least 5 million shares or the public offering price is less than $7.50 per share (before deducting assumed underwriters' commissions of 5.5%). Closing of the transactions is subject to a number of conditions, including effectiveness of the registration facility, of sufficient funds to purchase all shares not sold in the public offering.

         Based on the expected terms of the transactions, the Company would incur a loss as a result of the sale. Therefore, the Company recorded an estimated pretax loss of $10 million, primarily attributable to underwriting and similar expenses to be borne by the Company, in the second quarter of 1997.

         The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming the Patina divestiture had been consummated June 30, 1997 (for balance sheet data) and on January 1, 1997 and 1996 (for statement of operations data). Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                                As of and for the Six
                                                                                Months Ended June 30,
                                                                            ----------------------------
                                                                                 1997          1996
                                                                              -----------   ----------
                                                                                     (In thousands)

          Total assets                                                         $566,040             N/A
          Total debt                                                           $185,572             N/A
          Oil and gas sales                                                    $ 64,723          $  50,636
          Total revenues                                                       $110,831          $  68,377
          Production direct operating margin                                   $ 47,521          $  32,658
          Income (loss) before extraordinary item                              $ 21,648          $  (6,034)
          Net income (loss)                                                    $ 18,800          $  (6,034)
          Net income (loss) per common share                                   $    .52          $    (.29)
          Weighted average shares outstanding                                    30,435             31,376
          Production volume (MBOE)                                                4,223              3,848

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Snyder Oil Corporation (the "Company") is engaged in the acquisition, exploration and development of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rockies and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc and Cairn Energy plc.

         In May 1996, the Company consolidated its properties in the Wattenberg Field of Colorado with those of Gerrity Oil and Gas Corporation ("GOG") to create Patina Oil and Gas Corporation ("Patina"), thereby converting its working interest in the field initially into a 70% interest (currently a 74% interest) in the field's largest producer. Patina is reflected in the Company's financial statements as a consolidated subsidiary, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Unless indicated otherwise, amounts in this discussion reflect the consolidated results of the Company, including Patina. References to the Company "excluding Patina" refer to the Company on a consolidated basis but after excluding amounts attributable to Patina.

         On July 31, 1997, the Company agreed to a series of transactions intended to result in the sale of all of the 14 million shares of common stock of Patina held by the Company. As part of these transactions, Patina filed a registration statement with the Securities and Exchange Commission covering the underwritten public offering by the Company of 7.5 million shares of Patina common stock. Patina has agreed to purchase all shares owned by the Company that are not sold in the public offering. To fund the purchase of these shares, Patina has received commitments covering the sale of up to $63 million of a new class of convertible preferred stock and $3 million of shares of common stock to members of Patina's management.

         The Company may withdraw from the transaction at any time until the prospectus for the public offering is broadly distributed to prospective offerees, or in the event the offering does not cover at least 5 million shares or the public offering price is less than $7.50 per share (before deducting assumed underwriters' commissions of 5.5%). Closing of the transactions is subject to a number of conditions, including effectiveness of the registration facility, of sufficient funds to purchase all shares not sold in the public offering. If the Company withdraws from the transaction (other than as the result of the failure of certain conditions, including the minimum size and price conditions described above) and a majority of Patina's voting securities are sold to a third party within certain periods thereafter, and in certain other circumstances, the prospective purchasers of Patina's preferred stock and Thomas J. Edelman, Patina's Chief Executive Officer, may exercise options to purchase up to 4 million shares of Patina common stock from the Company, subject to an aggregate minimum spread guaranteed by the Company of $3 million.

         Based on the expected terms of the transactions, the Company would incur a loss as a result of the sale. Therefore, the Company recorded an estimated pretax loss of $10 million, primarily attributable to underwriting and similar expenses to be borne by the Company, in the second quarter of 1997.

Results of Operations

         Total revenues for the three month and six month periods ended June 30, 1997 increased to $74.4 million and $163.2 million, representing increases of $17.6 million and $64.7 million from the same periods in 1996. The increases were primarily due to $4.7 million and $36.4 million increases in oil and gas sales and $17.2 million and $29.8 million increases in gains on sales of equity interests in investees, respectively. The increases in oil and gas sales are a combination of a 1% and 21% rise in the price received per equivalent barrel ("BOE") and a 9% and 20% increase in BOE production. Natural gas prices rebounded toward the end of 1996 resulting in an average price for the three month and six month periods ended June 30, 1997 of $1.85 and $2.34 per Mcf compared to $1.62 and $1.69 per Mcf during the same period in 1996. Oil prices improved as compared to the first six months of 1996 to average $19.74 per barrel during the first six months of 1997, although the second quarter of 1997 average price of $18.33 represented a decrease from the second quarter of 1996 average price of $20.52. The increase in production as compared to the three and six month periods ended June 30, 1996 is due primarily to the production from the properties acquired in the Patina transaction in May 1996. The increase in gains on sales of equity interests in investees was due to sales of Cairn Energy plc ("Cairn") stock and a gain on the sale of the Company's interest in SOCO International Operations, Inc. ("Operations") in exchange for 7.8 million shares of SOCO International plc ("SOCI plc"), a newly formed, publicly traded entity on the London Stock Exchange. Excluding Patina, total revenues were $51.6 and $110.8 million for the three month and six month periods ended June 30, 1997.

         Net income before extraordinary items for the second quarter of 1997 was $6.0 million as compared to a net loss of $10.0 million experienced in the same period in 1996. Net income benefitted from the gain on the sale of the Company's interest in Operations which totaled approximately $13.0 million, net of tax, partially offset by an estimated loss of $6.5 million, net of tax, related to the Patina transaction. During the second quarter of 1997, the Company redeemed its 7% Convertible Subordinated Notes due May 15, 2001. The Company recorded an extraordinary charge for a loss on early extinguishment of debt of $2.8 million, net of tax. See "Financial Condition and Capital Resources." After consideration of this item, net income for the quarter was $3.1 million.

         Production margin (oil and gas sales less direct operating expenses) for the quarter ended June 30, 1997 was $36.5 million, an increase of 15% from the same period in 1996. Average daily production during the second quarter of 1997 was 41,118 BOE, an increase of 9% over the same period in 1996. Excluding Patina, production margin was $18.1 million and average daily production was 22,706 BOE. The increased production resulted from the GOG acquisition (three months in the current quarter versus two months in the prior year quarter) and three acquisitions in the Gulf of Mexico during 1996 offset somewhat by decreased production due to the sale of nonstrategic properties throughout 1996. The Company focused the last two years on divesting of noncore assets and acquiring strategic assets that allow for future growth. The Company expects to continue to increase development during 1997 which, along with two acquisitions in the Gulf of Mexico in the fourth quarter of 1996, should result in continued increases in production over prior periods through 1997 excluding, in each case, the effects of Patina. Even with higher production levels, total operating expenses for the second quarter of 1997 decreased by $117,000 ($1.0 million excluding Patina) from the same period in 1996. This is primarily due to the sale of noncore properties which tended to have higher operating costs and an increased emphasis on operating efficiencies. Operating costs per BOE were $3.34 compared to $3.67 in the same period in 1996.

         Gains on sales of equity interests in investees were $20.0 million for the quarter ended June 30, 1997. In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of Operations, which included the Company's interests in Russia, Mongolia and Thailand, for shares of SOCI plc. Certain minority interest owners in these ventures also contributed their interests. As part of the listing, SOCI plc acquired Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering raised approximately $75 million of new equity capital for SOCI plc. The Company received 7.8 million shares (15.9% of the total) of SOCI plc, and has agreed not to sell any shares for the two year period following the listing. The Company recognized a gain of $20.0 million as a result of this exchange.

         Gains on sales of properties were $2.2 million for the quarter compared to $3.1 million in the prior year quarter. The gain during the second quarter of 1997 was due to the sale of the Santa Fe Springs Unit as part of the Company's ongoing divestiture plan.

         General and administrative expenses, net of reimbursements, for the second quarter 1997 were $5.3 million, a $2.6 million increase from the same period in 1996. The increase is primarily a result of two items. Several of the properties sold during 1996, although having high operating costs and depletion, depreciation and amortization rates, provided significant general and administrative expense reimbursements. Also, as part of the formation of Patina and the GOG acquisition, the Company received a nonrecurring reimbursement from Patina for general and administrative expenses incurred during the organization and acquisition process. The reimbursement was recorded in the second quarter of 1996. The Company's general and administrative expenses continue to decrease compared to the last two quarters (decreases of $514,000 and $172,000 compared to the fourth quarter of 1996 and the first quarter of 1997, respectively). Excluding Patina, these expenses totaled $4.0 million during the quarter ended June 30, 1997.

         Interest expense was $7.0 million during the second quarter of 1997, $4.0 million of which was incurred by Patina, compared to $6.1 million during the same period in 1996. The majority of the increase is the result of higher interest rates.

         Depletion, depreciation and amortization expense for the second quarter increased to $23.4 million from $22.7 million in the same period in 1996. The minimal increase, in spite of increased production, is due to a decrease in the total depletion, depreciation and amortization rate per BOE from $6.62 in the second quarter of 1996 to $6.25 during the same period in 1997. Excluding Patina, total depletion, depreciation and amortization expense was $11.0 million reflecting an overall rate of $5.34 per BOE.

Acquisition, Exploration and Development

         During the six months ended June 30, 1997, the Company incurred $50.0 million in capital expenditures, including $41.5 million for development, $5.7 million for exploration, $1.9 million for property acquisitions and $1.0 million for fixed assets.

         Of the $41.5 million of development expenditures, $19.6 million was concentrated in the Gulf of Mexico, $5.1 million in the Washakie Basin of southern Wyoming, $3.4 million in the Green River Basin of southern Wyoming and $2.5 million in the Piceance Basin of western Colorado. In addition, Patina incurred $8.0 million of the total expenditures of the Company. During the six months ended June 30, 1997, the Company placed 51 wells on sales, drilled three developmental and four exploratory dry holes and had 21 wells in progress at quarter end.

         Exploration costs include the costs of four exploratory dry holes and continuing seismic programs in the Gulf of Mexico and north Louisiana. Patina incurred $62,000 of exploration costs during the six month period ended June 30, 1997.

Financial Condition and Capital Resources

         At June 30, 1997, the Company had total assets of $859.9 million. Total capitalization was $729.4 million, of which 38% was represented by stockholders' equity, 37% by subordinated debt, 13% by senior debt and 12% by minority interest. During the six months ended June 30, 1997, net cash provided by operations was $72.0 million, an increase of 65% compared to the same period in 1996. Excluding Patina, net cash provided by operations was $38.5 million. As of June 30, 1997, commitments for capital expenditures, primarily for new production facilities in the Gulf of Mexico, totaled $16.0 million, $180,000 of which was attributable to Patina. The Company anticipates that 1997 expenditures for development drilling will approximate $112 million. Approximately $85 million is expected to be spent for development drilling programs, $19 million for expanded exploratory activity and $8 million for gas facilities and other activities. Approximately $48 million is targeted for continued development in the Gulf of Mexico, $38 million for expanded development of major Rocky Mountain projects (including $15 million for Patina) and $2 million for additional leasing and seismic costs in North Louisiana. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing acquisition, exploration and development expenditures using internally generated cash flow, existing credit facilities, proceeds from sales of investments and proceeds from sales of nonstrategic properties. In addition, joint ventures or future public offerings of debt or equity securities may be utilized.

         During the six months ended June 30, 1997, Patina accounted for $33.5 million of the Company's net cash provided by operations. Cash generated by Patina will, however, be retained by Patina to fund its development program, reduce debt and pursue acquisitions in the DJ Basin or elsewhere. Moreover, Patina's credit facility currently prohibits the payment of dividends on its common stock. Accordingly, Patina's cash flow is intended to be used to reduce debt levels, fund a limited development program and any future acquisitions which may be consummated and may not be available to fund the Company's other operations or to pay dividends to its stockholders. During the second quarter of 1997, Patina reduced its total debt by $4.7 million.

         SOCO maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000.

Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at June 30, 1997 was $120 million. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the six months ended June 30, 1997, the average interest rate under the revolver was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $132 million was available for the payment of dividends and other restricted payments as of June 30, 1997.

         In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes due June 15, 2007. The notes were sold at a discount resulting in an 8.875% effective interest rate. The net proceeds of the offering were $168.8 million. The notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375% of the principal, and at prices declining to 100% of principal on or after June 15, 2005. The notes include a number of restrictive covenants, none of which is currently expected to significantly impact the Company's activities. The proceeds from the notes were used to redeem the Company's convertible subordinated notes due May 15, 2001, and reduce the balance outstanding under the SOCO Facility. The notes were redeemed at 103.51% of principal. As a result of the note redemption, the Company incurred a loss of $4.4 million, $2.8 million net of tax. Through the issuance of the new notes and the redemption of the old notes, the Company has effectively extended its debt maturity by over six years.

         Patina maintains a $140 million revolving credit facility ("Patina Facility"). The borrowing base available under the facility at June 30, 1997 was $110 million. Patina may elect that all or a portion of the facility bear interest at a rate per annum equal to: (i) the higher of (a) prime rate plus a margin equal to .25% (the "Applicable Margin") and (b) the Federal Funds Effective Rate plus .5% plus the Applicable Margin, or (ii) the rate at which Eurodollar deposits for one, two, three or six months (as selected by Patina) are offered in the interbank Eurodollar market plus a margin which fluctuates from .625% to 1.125% determined by a debt to EBITDA ratio. During the six months ended June 30, 1997, the average interest rate under the facility was 6.8%.

         The Patina Facility agreement contains certain financial covenants, including but not limited to a maximum total debt to capitalization ratio, a maximum total debt to EBITDA ratio and a minimum current ratio. The bank credit agreement also contains certain negative covenants, including but not limited to restrictions on indebtedness; certain liens; guaranties, speculative derivatives and other similar obligations; asset dispositions; dividends, loans and advances; creation of subsidiaries; investments; leases; acquisitions; mergers; changes in fiscal year; transactions with affiliates; changes in business conducted; sale and leaseback and operating lease transactions; sale of receivables; prepayment of other indebtedness; amendments to principal documents; pledges of assets; issuance of securities; and nonspeculative commodity hedging.

         In 1996, as part of an acquisition, Patina recorded $98.8 million of 11.75% Subordinated Notes ("Notes") due July 15, 2004 issued on July 1, 1994. The Notes were recorded at a market value of $104.6 million or 105.875% of their principal amount. Patina assumed the Notes in March 1997 when a wholly owned subsidiary was merged into Patina. During 1996, $1.5 million of the Notes were repurchased by the Company and retired. During the six months ended June 30, 1997, $6.2 million of the Notes were repurchased by the Company and retired. Interest is payable each January 15 and July 15. The Notes are redeemable at the option of Patina, in whole or in part, at any time on or after July 15, 1999, initially at 105.875% of their principal amount, declining to 100% on or after July 15, 2001. Upon the occurrence of a change of control, as defined in the Notes, Patina would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, Patina would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 101% of the principal amount thereof. The Notes are unsecured general obligations of Patina and are subordinated to all senior indebtedness of Patina and to any existing and future indebtedness of Patina's subsidiaries. The Notes contain covenants that, among other things, limit the ability of Patina to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries.

         The Company from time to time enters into arrangements, primarily by Patina, to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas sales of $2.5 million in 1996. During the six months ended June 30,1997, the Company recognized additional gas sales of $1.5 million. These arrangements are expected to increase revenues through 2002.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintains a program to divest marginal properties and assets which do not fit its long range plans. During the first six months of 1997, the Company received $11.6 million in proceeds from sales of properties which were used primarily to fund development expenditures. None of the sales were individually significant.

         In November 1996, the Company accepted an offer from Cairn for its interest in Command Petroleum Limited ("Command"). The Company received 16.2 million shares of freely marketable common stock of Cairn, and recorded a gain of $65.5 million, with no associated current tax liability. However, a deferred tax provision of $4.0 million was recorded related to this transaction. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, SOCO International Holdings, Inc. and SOCO International Operations, Inc. As a result of this transaction, the Company recorded a $260,000 loss. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at June 30, 1997. During the six months ended June 30, 1997, the Company sold 4.5 million Cairn shares at an average of $8.81 per share realizing $39.2 million in proceeds. These transactions resulted in a pretax gain of $13.0 million.

         In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. The Company contributed to SOCI plc all the assets of Operations, which included the Company's interests in Russia, Mongolia and Thailand. Certain minority interest owners in these ventures also contributed their interests. As part of the listing, SOCI plc acquired Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering raised approximately $75 million of new equity capital for SOCI plc. The Company received 7.8 million shares (15.9% of the total) of SOCI plc, which it has agreed not to sell for the two year period following the listing. The Company recognized a gain of $20.0 million as a result of this exchange. This transaction accomplished the Company's goal of achieving a more appropriate valuation of its international assets while also providing SOCI plc access to the optimum equity market to secure funding for its range of international projects.

         The Board has authorized the repurchase of up to $70 million of the Company's securities. During 1996 and the first six months of 1997, the Company repurchased 3.0 million common shares for $46.3 million, 6,000 preferred depositary shares for $142,000 and $4.6 million principal amount convertible subordinated notes for $4.3 million.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1997 and 1996. Average gas prices for the six months ended June 30, 1997 and the year ended December 31, 1996 were increased by $.03 and $.08 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                      Average Prices
                                                       -------------------------------------------
                                                       Crude Oil
                                                          and            Natural        Equivalent
                                                        Liquids            Gas            Barrels
                                                       ---------        ---------       ----------
                                                       (Per Bbl)        (Per Mcf)        (Per BOE)
                        Annual
                        ------
                         1996                          $ 20.39            $ 1.97          $ 14.35
                         1995                            16.96              1.35            11.00
                         1994                            14.80              1.67            11.82
                         1993                            15.41              1.94            13.41
                         1992                            18.87              1.74            13.76

                        Quarterly
                        ---------
                         1997
                         ----
                         First                         $ 21.18            $ 2.83          $ 18.10
                         Second                          18.33              1.85            13.09


                         1996
                         ----
                         First                        $  17.95           $  1.78         $  12.80
                         Second                          20.52              1.62            12.90
                         Third                           20.25              1.78            13.60
                         Fourth                          22.26              2.64            17.69



         In June 1997, the Company received an average of $17.50 per barrel and $1.96 per Mcf for its production.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Patina has assumed the Company's liabilities relating to a purported class action that had been brought against the Company in the United States District Court of Colorado alleging underpayment of royalties and other matters. In January 1997, the judge ordered that the class not be certified. The case, and a similar action brought against GOG (and assumed by Patina), were subsequently settled by Patina for amounts that are not material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

Two matters were submitted to a vote of the Company's stockholders at the Company's Annual Meeting, held on May 21, 1997. All management's nominees for director, as listed in the Company's Proxy Statement, were elected with over 92% of votes cast in favor of each nominee. Separately, amendments to the Company's 1989 Stock Option Plan, as described in the Company's Proxy Statement, were approved, with 24.6 million votes cast in favor of approval, 600,000 votes cast against adoption and 345,000 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         10.11.6 Sixth Amendment dated as of May 19, 1997 to Fifth Restated Credit Agreement.

         10.14 Stock Repurchase Agreement, dated as of July 31, 1997, between the Company and Patina Oil & Gas Corporation.

         10.15 Form of Stock Option Agreement dated July 31, 1997 between the Company and certain persons covering an aggregate of 4,000,000 shares of common stock of Patina Oil & Gas Corporation.

         11.1     Computation of Per Share Earnings.

         12       Computation of Ratio of Earnings to Fixed Charges and Ratio of
                  Earnings  to  Combined  Fixed  Charges  and  Preferred   Stock
                  Dividends.

         27       Financial Data Schedule.

(b) The Following reports on Form 8-K were filed during the quarter ended March 31, 1997:

         April 24, 1997 -- Item 5.  Other Events.
         June 2, 1997   -- Item 5.  Other Events.
         June 10, 1997  -- Item 5.  Other Events.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        SNYDER OIL CORPORATION



                        By    (Mark A. Jackson)
                              -----------------------
                              Mark A. Jackson
                              Senior Vice President and Chief Financial Officer
















August  6, 1997