Form 10-Q
period 1997-09-30
SNYDER OIL CORP
filed 1997-11-13
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                              --------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------

            ---------------------------------------------------------

                         Commission file number 1-10509
                                               ---------

                             SNYDER OIL CORPORATION
-----------------------------------------------------------------------------

              Delaware                                         75-2306158
-------------------------------------                      -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

     777 Main Street, Fort Worth, Texas                          76102
---------------------------------------------                  ----------
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

        32,345,367 Common Shares were outstanding as of November 7, 1997

PART I.  FINANCIAL INFORMATION



         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.




                                              SNYDER OIL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)
                                                                                  September 30,      December 31,
                                                                                       1997               1996
                                                                                  -------------      ------------
                                                                                   (Unaudited)
                                                      ASSETS
Current assets
     Cash and equivalents                                                         $     22,868       $     27,922
     Accounts receivable                                                                37,573             58,944
     Inventory and other                                                                 7,547             11,212
                                                                                  ------------       ------------
                                                                                        67,988             98,078
                                                                                  ------------       ------------

Investments                                                                            145,046            129,681
                                                                                  ------------       ------------

Oil and gas properties, successful efforts method                                      944,797            887,721
     Accumulated depletion, depreciation and amortization                             (319,695)          (252,334)
                                                                                  ------------       ------------
                                                                                       625,102            635,387
                                                                                  ------------       ------------

Gas facilities and other                                                                30,828             28,111
     Accumulated depreciation and amortization                                         (12,509)           (11,798)
                                                                                  ------------       ------------
                                                                                        18,319             16,313
                                                                                  ------------       ------------
                                                                                  $    856,455       $    879,459
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                             $     47,675       $     51,867
     Accrued liabilities                                                                43,330             37,043
                                                                                  ------------       ------------
                                                                                        91,005             88,910
                                                                                  ------------       ------------

Senior debt                                                                             72,001            188,231
Subordinated notes                                                                     271,290            103,094
Convertible subordinated notes                                                           -                 80,748

Deferred taxes payable                                                                  26,532              9,034
Other noncurrent liabilities                                                            20,629             28,064

Minority interest                                                                       77,938             86,710
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.01 par, 10,000,000 shares authorized, 6% Convertible preferred stock, 1,033,500 shares
         issued and outstanding                                                             10                 10
     Common stock, $.01 par, 75,000,000 shares authorized,
         31,685,432 and 31,456,027 shares issued                                           317                315
     Capital in excess of par value                                                    262,359            260,221
     Retained earnings                                                                  41,953             25,711
     Common stock held in treasury, 2,002,100 and 250,000 shares at cost               (34,218)            (3,510)
     Unrealized gains on investments                                                    26,639             11,921
                                                                                  ------------       ------------
                                                                                       297,060            294,668
                                                                                  ------------       ------------
                                                                                  $   856,455        $    879,459
                                                                                  ============       ============

                                The accompanying notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except share data)
                                                               Three Months                   Nine Months
                                                            Ended September 30,            Ended September 30,
                                                       ---------------------------     ---------------------------
                                                           1997            1996            1997            1996
                                                       -----------     -----------     -----------     -----------
                                                                                (Unaudited)
Revenues
     Oil and gas sales                                 $    52,156     $    46,347     $  168,992      $  126,799
     Gas transportation, processing and marketing              487           4,702          6,692          13,497
     Gains (losses) on sales of equity interests
         in investees                                         (168)            924         32,800           4,119
     Gains on sales of properties                            3,824           7,987          8,666          11,109
                                                       -----------     -----------     ----------      ----------

                                                            56,299          59,960        217,150         155,524
                                                       -----------     -----------     ----------      ----------
Expenses
     Direct operating                                       13,127          13,084         39,651          36,463
     Cost of gas and transportation                            423           3,976          6,371          11,087
     Exploration                                             7,212           1,996         12,602           2,800
     General and administrative                              5,178           4,732         15,990          11,309
     Financing costs
         Interest expense                                    7,845           7,012         21,609          16,752
         Interest income                                      (266)           (292)          (961)           (428)
     Other expense (income)                                   (243)         (1,516)           932            (864)
     (Gain) loss on sale of subsidiary interest            (10,000)          -              -              15,481
     Depletion, depreciation and amortization               22,067          23,154         67,572          61,436
     Property impairments                                    4,735           1,519          5,827           2,753
                                                       -----------     -----------    -----------     -----------

Income (loss) before taxes, minority interest
     and extraordinary item                                  6,221           6,295         47,557          (1,265)
                                                       -----------     -----------    -----------     -----------

Provision for income taxes
     Current                                                 -              -                 500              33
     Deferred                                                1,898             652         13,387             317
                                                       -----------     -----------    -----------     -----------
                                                             1,898             652         13,887             350
                                                       -----------     -----------    -----------     -----------

Minority interest in subsidiaries                              690              83          4,119           1,031
                                                       -----------     -----------    -----------     -----------

Income (loss) before extraordinary item                      3,633           5,560         29,551          (2,646)

Extraordinary item-early extinguishment of debt,
     net of benefit for income taxes of $1,533              -               -               2,848          -
                                                       -----------     -----------    -----------     -----------

Net income (loss)                                            3,633           5,560         26,703          (2,646)

Preferred dividends                                          1,548           1,553          4,648           4,658
                                                       -----------     -----------    -----------     -----------

Net income (loss) applicable to common                 $     2,085     $     4,007    $    22,055     $    (7,304)
                                                       ===========     ===========    ===========     ===========
Net income (loss) per common share before
     extraordinary item                                $       .07     $       .13    $       .83     $      (.23)
                                                       ===========     ===========    ===========     ===========
Net income (loss) per common share                     $       .07     $       .13    $       .73     $      (.23)
                                                       ===========     ===========    ===========     ===========
Weighted average shares outstanding                         29,504          31,337         30,121          31,363
                                                       ===========     ===========    ===========     ===========

                                  The accompanying notes are an integral part of these statements.




                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                  (In thousands)



                                       Preferred Stock           Common Stock           Capital in     Retained
                                      ------------------      -------------------       Excess of      Earnings       Treasury
                                      Shares     Amount       Shares      Amount        Par Value      (Deficit)       Stock
                                      ------    --------      -------    --------       ----------     ----------    ----------
Balance, December 31, 1995            1,035     $   10        31,430     $    314       $ 265,911      $ (29,001)    $  (2,457)

    Common stock grants and
       exercise of options             -            -            267            3           3,179           -             (258)

    Issuance of common                 -            -            399            4           3,689           -             -

    Repurchase of common               -            -           (640)          (6)         (6,243)          -             (795)

    Repurchase of preferred              (1)        -             -            -             (142)          -             -

    Dividends                          -            -             -            -           (6,173)        (8,238)         -

    Net income                         -            -             -            -               -          62,950          -
                                      -----      ------         ------    -------       ---------      ---------     ---------

Balance, December 31, 1996            1,034         10        31,456          315         260,221         25,711        (3,510)

    Common stock grants and
      exercise of options              -            -            228            2           2,113           -             -

    Issuance of treasury               -            -             -            -              -             -            8,655

    Conversion of subordinated
       notes into common               -            -              1           -               25           -             -

    Repurchase of common               -            -             -            -              -             -          (39,363)

    Dividends                          -            -             -            -              -          (10,461)         -

    Net income                         -            -             -            -              -           26,703          -
                                      -----     ------        ------      -------       ---------      ----------    ---------

Balance, September 30, 1997
    (Unaudited)                       1,034     $   10        31,685      $   317       $ 262,359      $  41,953     $ (34,218)
                                      =====     ======        ======      =======       =========      ==========    =========



                                  The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                             Nine Months Ended September 30,
                                                                           ----------------------------------
                                                                               1997                  1996
                                                                           ------------          ------------
                                                                                      (Unaudited)
Operating activities
     Net income (loss)                                                     $    26,703           $     (2,646)
     Adjustments to reconcile net income (loss)
         to net cash provided by operations
              Amortization of deferred credits                                  -                      (1,052)
              Gains on sales of equity interests in investees                  (32,800)                (4,119)
              Gains on sales of properties                                      (8,666)               (11,109)
              Equity in earnings of investees                                     (549)                  (453)
              Exploration expense                                               12,602                  2,800
              Loss on sale of subsidiary interest                               -                      15,481
              Depletion, depreciation and amortization                          67,572                 61,436
              Property impairments                                               5,827                  2,753
              Deferred taxes                                                    11,854                    317
              Minority interest in subsidiaries                                  4,119                  1,031
              Loss on early extinguishment of debt                               4,381                 -
              Changes in operating assets and liabilities
                  Decrease (increase) in
                      Accounts receivable                                       21,371                 (6,429)
                      Inventory and other                                          587                  2,838
                  Increase (decrease) in
                      Accounts payable                                          (4,192)                12,052
                      Accrued liabilities                                       (1,414)                   585
                      Other liabilities                                         (3,054)                  (515)
                                                                           -----------           ------------
              Net cash provided by operations                                  104,341                 72,970
                                                                           -----------           ------------

Investing activities
     Acquisition, exploration and development                                 (104,832)               (69,003)
     Proceeds from investments                                                  39,221                  3,328
     Outlays for investments                                                    -                      (7,093)
     Proceeds from sales of properties                                          10,634                 45,346
                                                                           -----------            -----------
              Net cash used by investing                                       (54,977)               (27,422)
                                                                           -----------            -----------

Financing activities
     Issuance of common                                                          2,140                    834
     Repurchase of stock                                                       (39,363)                (7,044)
     Repurchase of subordinated notes                                           -                      (4,790)
     Increase (decrease) in indebtedness                                        (2,353)               (10,903)
     Loss on early extinguishment of debt                                       (4,381)                -
     Dividends                                                                 (10,461)               (10,831)
     Deferred credits                                                           -                        (120)
                                                                           -----------            -----------
              Net cash used by financing                                       (54,418)               (32,854)
                                                                           -----------            -----------

Increase in cash                                                                (5,054)                12,694
Cash and equivalents, beginning of period                                       27,922                 27,263
                                                                           -----------            -----------
Cash and equivalents, end of period                                        $    22,868            $    39,957
                                                                           ===========            ===========

Noncash investing and financing activities
     Acquisition of properties and stock via stock issuances               $     8,655            $     3,693
     Exchange of subsidiary stock for stock of investee                         30,923                   -

                                  The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

     Snyder Oil Corporation (the "Company") is engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rockies and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"). The Company, a Delaware corporation, is the successor to a company formed in 1978.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Snyder Oil Corporation ("SOCO") and its subsidiaries (collectively, the "Company"). Affiliates in which the Company owns more than 50% but less than 100% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns between 20% and 50% are accounted for using the equity method. Affiliates in which the Company owns less than 20% are accounted for using the cost method. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are consolidated.

Risks and Uncertainties

     Historically, the market for oil and gas has experienced significant price fluctuations. Prices for gas in the Rocky Mountain region, where the Company produces a substantial portion of its natural gas, have traditionally been particularly volatile. Prices are significantly impacted by the local weather, supply in the area, seasonal variations in local demand and limited transportation capacity to other regions of the country. Increases or decreases in prices received, particularly in the Rocky Mountains, could have a significant impact on the Company's future results of operations.

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

Producing Activities

     The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the nine months ended September 30, 1997, the Company provided unproved property impairments of $1.4 million. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

     The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties and other assets. Oil and gas properties are assessed on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. During the nine months ended September 30, 1997, the Company provided $4.4 million of such impairments.

Section 29 Tax Credits

     The  Company  from time to time enters into  arrangements  to monetize  its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.1 million and $1.9 million during the nine month periods ended September 30, 1997 and 1996, respectively. These arrangements are expected to continue through 2002.

Gas Imbalances

     The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at year end 1996 and September 30, 1997 were insignificant.

Financial Instruments

     The following table sets forth the book values and estimated fair values of financial instruments (in thousands):

                                                                   September 30,              December  31,
                                                                        1997                      1996
                                                              -----------------------    -----------------------
                                                                Book          Fair          Book         Fair
                                                                Value         Value         Value        Value
                                                              ---------    ----------    ----------   ----------

          Cash and equivalents                                $  22,868    $  22,868     $  27,922    $  27,922
          Investments                                           145,046      145,046       129,681      163,477
          Senior debt                                           (72,001)     (72,001)     (188,231)    (188,231)
          Subordinated notes                                   (271,290)    (274,300)     (103,094)    (105,650)
          Convertible subordinated notes                         -            -            (80,748)     (82,866)
          Long-term commodity contracts                          -             9,158        -             5,040
          Interest rate swap                                     -            -             -               (19)

          The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of certain of the subordinated notes and all of the convertible subordinated notes are estimated based on their September 30, 1997 and December 31, 1996 closing prices on the New York Stock Exchange. The fair value of the remaining subordinated notes are estimated based on their bid price as of September 30, 1997.

          From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales in the period to which the contracts relate. In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu per day through 2004. At September 30, 1997, that volume represented approximately 15% of the Company's consolidated Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

          In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement required payment to a counterparty based on a fixed rate of 5.585% and required the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement were recorded as adjustments to interest expense and were settled on a monthly basis. The agreement matured in September 1997. At December 31, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

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

(3)       INVESTMENTS

          The Company has investments in foreign and domestic energy companies. The following table sets forth the book values and estimated fair values of these investments:

                                                              September 30, 1997            December 31, 1996
                                                          --------------------------    -------------------------
                                                                              (In thousands)
                                                             Book           Fair            Book          Fair
                                                             Value          Value          Value          Value
                                                           ---------      ---------      ---------      ---------

          Equity method investments                        $    -         $    -         $   8,789      $  42,585
          Marketable securities                              145,046        145,046        115,558        115,558
          Long-term notes receivable                          -              -               5,334          5,334
                                                           ---------      ---------      ---------      ---------

                                                           $ 145,046      $ 145,046      $ 129,681      $ 163,477
                                                           =========      =========      =========      =========


          The Company follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that investments in marketable securities accounted for using the cost method and long-term notes receivable must be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for using the equity method.

Command Petroleum Limited

          From May 1993 to November 1996, the Company had an investment in Command Petroleum Limited ("Command"), an Australian oil company, which was accounted for using the equity method. In November 1996, the Company accepted an offer for its interest in Command. The Company received 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. The Company recognized a gain of $65.5 million as a result of this exchange. The Company's investment in Cairn is accounted for using the cost method and is reflected as marketable securities in the table above. Immediately prior to the acceptance of Cairn's offer, the Company accrued for a transaction in which a director of the Company exchanged his option to purchase 10% of the outstanding common stock of SOCO International, Inc. (through which the investment in Command was held) and issued promissory notes to the Company totaling $591,000 for 10% of the outstanding common stock of two SOCO International, Inc. subsidiaries, SOCO International Holdings, Inc. ("Holdings") and SOCO International Operations, Inc. ("Operations"). As a result of this transaction, the Company recorded a $260,000 loss. Additionally, minority interest expense of $4.3 million was recorded related to the director's 10% ownership as a result of the Command gain. The actual exchange occurred in December 1996 and the promissory notes remained outstanding at September 30, 1997. In July 1997, the Company exchanged 530,000 shares of the Company's treasury stock for the director's 10% interest in Holdings. As a result, Holdings is now a wholly owned subsidiary.

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

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of Operations, which included the Company's interests in Russia, Mongolia and Thailand, for shares of SOCI plc. Certain minority interest owners in these ventures also contributed their interests. As part of the listing, SOCI plc acquired Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering raised approximately $75 million of new equity capital for SOCI plc. The Company received 7.8 million shares (15.9% of the total) of SOCI plc, which it has agreed not to sell for the two year period following the listing. The Company recognized a gain of $19.8 million as a result of this exchange. The Company's investment in SOCI plc is accounted for using the cost method.

Marketable Securities

          The Company has investments in equity securities of two publicly traded foreign energy companies, Cairn and SOCI plc. Both investments are accounted for using the cost method. In the first quarter of 1997, the Company sold 4.5 million Cairn shares at an average price of $8.81 per share realizing $39.2 million in proceeds. These transactions resulted in a gain of $13.0 million. The Company's total cost basis in the Cairn and SOCI plc shares was $73.1 million and $30.9 million, respectively, at September 30, 1997. The market value of the Cairn and SOCI plc shares approximated $95.0 million and $50.0 million, respectively, at September 30, 1997. In accordance with SFAS 115, at September 30, 1997 and December 31, 1996, respectively, investments were increased by $41.0 million and $20.4 million in gross unrealized holding gains, stockholders' equity was increased by $26.6 million and $11.9 million and deferred taxes payable were increased by $14.4 million and $7.2 million. Minority interest liability was increased by $1.3 million at December 31, 1996.

Notes Receivable

          The Company held long-term notes receivable due from privately held corporations and a director, with a book value of zero and $591,000 at September 30, 1997 and December 31, 1996. At December 31, 1996, the Company also held a long-term note receivable due from SOCO Tamtsag which was contributed to SOCI plc along with the Company's interest in SOCO Tamtsag in May 1997. The notes from other privately held corporations are secured by certain assets, including stock and oil and gas properties. The notes from a director, which originated in connection with an option to purchase 10% of the Company's international affiliates, are secured by shares of the Company owned by the director and are due April 10, 1998. The notes, which had a book value of $634,000 at September 30, 1997, are classified as inventory and other in the accompanying financial statements. At September 30, 1997 and December 31, 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(4)       OIL AND GAS PROPERTIES AND GAS FACILITIES

          The cost of oil and gas properties at September 30, 1997 and December 31, 1996 includes $31.9 million and $32.7 million of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                                   Nine
                                                                               Months Ended         Year Ended
                                                                               September 30,       December 31,
                                                                                   1997                1996
                                                                               -------------       ------------
                                                                                        (In thousands)

     Proved acquisitions                                                       $     1,441          $  273,088
     Acreage acquisitions                                                            1,575              24,589
     Development                                                                    58,683              43,075
     Exploration                                                                    12,894               4,588
     Gas processing, transportation and other                                        2,170               3,612
                                                                               -----------          ----------
                                                                               $    76,763          $  348,952
                                                                               ===========          ==========

          Of the $58.7 million development expenditures, the majority was concentrated in the Gulf of Mexico and the Rockies. The Company placed 69 wells on sales during the nine months ended September 30, 1997 and had 27 wells in progress at quarter end.

          Exploration costs include the costs of two exploratory dry holes in the Gulf of Mexico and continuing seismic programs in the Gulf of Mexico, the Rockies and northern Louisiana.

          Proved acquisitions during 1996 included $218.4 million related to the formation of Patina Oil & Gas Corporation ("Patina") and the subsequent May 1996 acquisition of Gerrity Oil & Gas Corporation ("GOG"). At September 30, 1997, the Company owned 74% of Patina and it was consolidated into the Company's financial statements. Subsequent to the quarter end, the Company disposed of its interest in Patina. See Note (9) for a discussion of the disposition and pro forma results.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                                September 30,        December 31,
                                                                                    1997                  1996
                                                                                -------------        ------------
                                                                                          (In thousands)

          SOCO bank facility                                                    $          1          $    93,731
          Patina bank facility                                                        72,000               94,500
                                                                                ------------          -----------
                  Senior debt                                                   $     72,001          $   188,231
                                                                                ============          ===========

          SOCO subordinated notes                                               $    173,607          $      -
          Patina subordinated notes                                                   97,683              103,094
                                                                                ------------          -----------
                  Subordinated notes                                            $    271,290          $   103,094
                                                                                ============          ===========

          SOCO convertible subordinated notes                                   $       -             $    80,748
                                                                                ============          ===========

          SOCO maintains a $500 million revolving credit facility ("SOCO Facility"). The facility is divided into a $400 million long-term portion and a $100 million short-term portion. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility was $120 million at September 30, 1997. The majority of the borrowings under the facility currently bear interest at LIBOR plus .75% with the remainder at prime, with an option to select CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth as defined. During the nine months ended September 30, 1997, the average interest rate under the facility was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Among other requirements, covenants require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments at September 30, 1997.

          Patina maintains a $140 million revolving credit facility ("Patina Facility"). The borrowing base available under the facility was $110 million at September 30, 1997. During the nine months ended September 30, 1997, the average interest rate under the facility was 6.8%. As a result of the Patina disposition subsequent to quarter end, Patina's indebtedness will not be included in the Company's consolidated financial statements in future periods.

          In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes ("Notes") due June 15, 2007. The Notes were sold at a discount resulting in an 8.875% effective interest rate. The net proceeds of the offering were $168.3 million. The Notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375% of principal, and at prices declining to 100% of principal on or after June 15, 2005. Upon the occurrence of a change of control, as defined in the Notes, SOCO would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, SOCO would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100% of the principal amount thereof. The Notes are unsecured general obligations of SOCO and are subordinated to all senior indebtedness of SOCO and to any existing and future indebtedness of SOCO's subsidiaries. The Notes contain covenants that, among other things, limit the ability of SOCO to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries.

          In 1996, as part of an acquisition, Patina recorded $98.8 million of 11.75% Subordinated Notes ("Patina Notes") due July 15, 2004. The Patina Notes were recorded at a market value of $104.6 million or 105.875% of their principal amount. Patina assumed the Patina Notes in March 1997 when a wholly owned subsidiary was merged into Patina. During 1996, $1.5 million of the Patina Notes were repurchased by Patina and retired. During the nine months ended September 30, 1997, $6.2 million of the Notes were repurchased by Patina and retired. As a result of the Patina disposition subsequent to quarter end, Patina's indebtedness will not be included in the Company's consolidated financial statements in future periods.

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

          Scheduled maturities of indebtedness for the next five years are zero in 1997 and 1998, $85.0 million in 1999, $12.0 million in 2000 and zero in 2001.
The long-term portion of the SOCO Facility is scheduled to expire in 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

          Consolidated cash payments for interest were $20.8 million and $13.8 million, respectively, for the nine month periods ended September 30, 1997 and 1996.

(6)       FEDERAL INCOME TAXES

          At September 30, 1997, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the nine month periods ended September 30, 1997 and 1996 follows:

                                                                               Nine Months Ended September 30,
                                                                                  1997                1996
                                                                              ------------         -----------

Federal statutory rate                                                              35%                (35%)
Loss in excess of net deferred tax liability                                        -                   35%
Utilization of net deferred tax asset                                               (6%)                -
Net change in valuation allowance                                                   -                   25%
Alternative minimum taxes                                                           -                    3%
                                                                                  -----               -----
Effective income tax rate                                                           29%                 28%
                                                                                  =====               =====

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

(7)      STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 31.7 million were issued and 29.7 million were outstanding at September 30, 1997. The Company also had 2.1 million warrants outstanding at September 30, 1997. The warrants were exercisable at a price of $21.04 per share. Under the terms of the warrants, common stock dividends not paid out of retained earnings reduced the exercise price when paid and increased the number of warrants outstanding. Half of the warrants were to expire in each of February 1998 and February 1999. Subsequent to quarter end, the Company issued 300,000 shares of its common stock in cancellation of the warrants. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore, Inc. and 267,000 shares issued primarily for the exercise of stock options. In 1996, the Company repurchased 725,000 shares of common stock for $7.0 million. During the nine months ended September 30, 1997, the Company issued 229,000 shares of common stock primarily for the exercise of stock options and 530,000 shares of treasury stock in exchange for a director's 10% interest in Holdings. During the nine months ended September 30, 1997, the Company repurchased 2.3 million shares of common stock for $39.4 million. Quarterly dividends of $.065 per share were paid in 1996 and the first nine months of 1997. For book purposes, for the period between June 1995 and September 1996, the common stock dividends were in excess of retained earnings and as such were treated as distributions of capital.

         A total of 10 million preferred shares, $.01 par value, are authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. The stock is convertible into common stock at $20.46 per share. Under the terms of the stock, common stock dividends not paid out of retained earnings reduce the conversion price when paid. The stock is exchangeable at the option of the Company for 6%
convertible subordinated debentures on any dividend payment date. The 6% convertible preferred stock is currently redeemable at the option of the Company. The liquidation preference is $25.00 per depositary share, plus accrued and unpaid dividends. At September 30, 1997, the redemption price was $25.90 per depositary share. The redemption price declines $.15 per year to $25.00 per depositary share in 2003. During 1996, the Company repurchased 6,000 depositary shares for $142,000. Subsequent to quarter end, the Company redeemed one-half of the depositary shares, issuing 2.3 million shares of common stock and paying approximately $4.2 million in cash. After the redemption, the Company announced that it is calling the remaining one-half of its depositary shares for redemption. The Company paid $4.6 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during the nine months ended September 30, 1997 and 1996.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $625,000 for the remainder of 1997, $2.4 million for 1998, $2.6 million for 1999, $2.6 million for 2000 and $1.6 million for 2001.

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

(9)      SUBSEQUENT EVENT

         On October 21, 1997, the Company completed a series of transactions which resulted in the sale of all of the 14 million shares of common stock of Patina held by the Company. The Company sold 10.9 million shares of Patina stock in a secondary offering with the remainder being repurchased by Patina.

         The net proceeds from the transaction were approximately $127.3 million. Based on the expected terms of the disposition at June 30, 1997, a $10 million loss provision was recorded by the Company in the second quarter of 1997. However, based on the actual terms, the Company expects the disposition to result in a gain in the fourth quarter. Therefore, the $10 million loss provision was reversed in the third quarter.

         The following table summarizes the unaudited pro forma effects on the Company's financial statements assuming the Patina divestiture had been consummated September 30, 1997 (for balance sheet data) and on January 1, 1997 and 1996 (for statement of operations data). Future results may differ substantially from pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, pro forma statements cannot be considered indicative of future operations.

                                                                                 As of or for the Nine
                                                                               Months Ended September 30,
                                                                              ----------------------------
                                                                                 1997              1996
                                                                              ----------        ----------
                                                                                     (In thousands)

Total assets                                                                   $582,314                N/A
Total debt                                                                     $173,608                N/A
Oil and gas sales                                                              $ 95,627           $ 74,253
Total revenues                                                                 $143,785           $102,978
Production direct operating margin                                             $ 69,483           $ 47,352
Income (loss) before extraordinary item                                        $ 32,098           $ (6,208)
Net income (loss)                                                              $ 29,250           $ (6,208)
Net income (loss) per common share                                             $    .82           $   (.35)
Weighted average shares outstanding                                              30,121             31,363
Production volume (MBOE)                                                          6,570              5,597

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Snyder Oil Corporation (the "Company") is engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rockies and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn").

         In May 1996, the Company consolidated its properties in the Wattenberg Field of Colorado with those of Gerrity Oil and Gas Corporation ("GOG") to create Patina Oil and Gas Corporation ("Patina"), thereby converting its working interest in the field initially into a 70% interest (74% at September 30, 1997) in the field's largest producer. Patina is reflected in the Company's financial statements as a consolidated subsidiary, with the related minority interest being deducted from subsidiary earnings and stockholders' equity.

         On October 21, 1997, the Company completed a series of transactions which resulted in the sale of all of the 14 million shares of common stock of Patina held by the Company. The Company sold 10.9 million shares of Patina stock in a secondary offering with the remainder being repurchased by Patina.

         Unless indicated otherwise, amounts in this discussion reflect the consolidated results of the Company, including Patina. References to the Company "excluding Patina" refer to the Company on a consolidated basis but after excluding amounts attributable to Patina.

Results of Operations

         Net income for the third quarter was $3.6 million as compared to $5.6 million in the same period in 1996. Net income was boosted by higher oil and gas sales of $5.8 million and the reversal of a $10.0 million loss provision. In the second quarter, based on the expected terms of the Patina disposition, the Company recorded a $10.0 million loss provision. However, based on the actual terms of the disposition, the Company received net proceeds of approximately $127 million thus resulting in a gain in the fourth quarter. Therefore, the loss provision was reversed. These positive items were offset by a $4.2 million decrease in gains on sales of properties, higher exploration expenses due to a $4.8 million exploratory dry hole in the Gulf of Mexico and property impairments of $4.7 million.

         The following table sets forth certain operating information of the Company for the periods presented.

                                      Three Months Ended                        Nine Months Ended
                                         September 30,                            September 30,
                                     ---------------------      Increase      --------------------    Increase
                                       1997         1996       (Decrease)        1997       1996     (Decrease)
                                     --------     --------     ----------     ---------  ---------   ----------

Oil and gas sales                    $ 52,156     $ 46,347           13%      $168,992    $126,799         33%
Production margin                    $ 39,029     $ 33,263           17%      $129,341    $ 90,336         43%
Production:
     Oil (MBbl)                           970        1,040           (7%)        3,003       2,880          4%
     Gas (MMcf)                        17,567       14,202           24%        50,306      40,711         24%
     Equivalent barrels (MBOE)          3,898        3,407           14%        11,387       9,666         18%
Average Prices:
     Oil ($/Bbl)                     $  18.09     $  20.25          (11%)     $  19.21    $  19.67         (2%)
     Gas ($/Mcf)                     $   1.97     $   1.78           11%      $   2.21    $   1.72         28%
     Equivalent barrels ($/BOE)      $  13.38     $  13.60           (2%)     $  14.84    $  13.12         13%
Production DD&A                      $   5.51     $   6.03           (9%)     $   5.64    $   5.80         (3%)

         Oil and gas sales increased 13% in the quarter ended September 30, 1997 due to continued production increases as compared to the prior year. Average daily production for the quarter reached a record level of 42,366 BOE per day as Gulf of Mexico gas production tripled and oil production there doubled from the comparable prior year period. The Gulf of Mexico increase is due primarily to two fourth quarter 1996 acquisitions. The Rocky Mountain Division also had increased production, but the increase was offset by the effect of the sales of nonstrategic properties throughout 1996.

         Daily production, excluding Patina, was 25,513 BOE. Even with the disposition of Patina, and before any acquisitions, the Company expects the continuation of the increasing production trend from the core properties to largely replace Patina's production contribution by the end of 1998.

         Oil and gas sales for the nine months ended September 30, 1997 exceeded 1996 by 33%. The increase is a combination of a 13% rise in the price received per BOE (primarily in the first quarter) and an 18% increase in BOE production. The production increase is due to the items mentioned above along with the inclusion of nine months of Patina production in 1997 as compared to five months in 1996.

         Production margin (oil and gas sales less direct operating expenses) for the quarter ended September 30, 1997 increased 17% from the same period in 1996. Excluding Patina, production margin was $22.0 million. The increased production margin was primarily due to higher production and prices. Even with higher production levels, total operating expenses for the third quarter of 1997 remained constant at $13.0 million compared to the same period in 1996. This is primarily due to the sale of noncore properties which tended to have higher operating costs and an increased emphasis on operating efficiencies. Operating costs per BOE were $3.37 compared to $3.84 in the same period in 1996.

         Gains on sales of properties were $3.8 million for the quarter compared to $8.0 million in the prior year quarter. The gain in the third quarter of 1997 was due to the sale of a nonstrategic property in the Gulf of Mexico in exchange for the assumption of the abandonment liability. The gain in the third quarter of 1996 was primarily due to a $7.4 million gain on the sale of a 50% interest in the Green River Basin holdings for $16.9 million.

         Exploration expenses were $7.2 million compared to $2.0 million in 1996. The increase is due to an exploratory dry hole drilled in the Gulf of Mexico. The Company has now been successful on two of four exploratory wells in the Gulf of Mexico.

         General and administrative expenses, net of reimbursements, for the third quarter 1997 were $5.2 million, a $446,000 increase from the same period in 1996 as several of the properties sold during 1996, although having high operating costs and depletion, depreciation and amortization rates, provided significant general and administrative expense reimbursements. The Company's general and administrative expenses continue to decrease compared to the last three quarters as shown below. Excluding Patina, these expenses totaled $4.0 million during the quarter ended September 30, 1997.

                                                        Costs         % Decrease
                                                       -------        ----------

         Fourth quarter 1996                           $ 5,834             -
         First quarter 1997                              5,492            6%
         Second quarter 1997                             5,320            3%
         Third quarter 1997                              5,178            3%

         Interest expense was $7.8 million during the third quarter of 1997, $4.0 million of which was incurred by Patina, compared to $7.0 million during the same period in 1996. The majority of the increase is the result of higher average interest rates due to subordinated notes representing a higher percentage of total debt.

         Depletion, depreciation and amortization expense for the third quarter decreased to $22.1 million from $23.2 million in the same period in 1996. The decrease, in spite of increased production, is due to a decrease in the total depletion, depreciation and amortization rate per BOE from $6.80 in the third quarter of 1996 to $5.66 during the same period in 1997. The decrease is primarily due to higher 1996 amortization costs on a noncompete agreement at Patina but was also the result of lower production depletion, depreciation and amortization rates. Excluding Patina, total depletion, depreciation and amortization expense was $10.6 million reflecting an overall rate of $4.51 per BOE.

         Property impairments included a $4.5 million impairment recorded on the Uinta field. At year end, Uinta prices benefited from a low oil supply and very high Rocky Mountain area energy prices. Since then, new supplies have depressed the oil market and prices in the area have returned to more normal levels. This adjustment in carrying value will not impact future development plans in the area.

Acquisition, Exploration and Development

         During the nine months ended September 30, 1997, the Company incurred $76.8 million in capital expenditures, including $58.7 million for development, $12.9 million for exploration, $3.0 million for property acquisitions and $2.2 million for fixed assets. Of the $58.7 million of development expenditures, $21.4 million was concentrated in the Gulf of Mexico, $8.6 million in the Washakie Basin of southern Wyoming, $7.0 million in the Green River Basin of southern Wyoming and $4.4 million in the Piceance Basin of western Colorado. In addition, Patina incurred $11.3 million of the total expenditures of the Company. The Company placed 69 wells on sales during the nine months ended September 30, 1997 and had 27 wells in progress at quarter end.

         Exploration costs include the costs of two exploratory dry holes in the Gulf of Mexico and continuing seismic programs in the Gulf of Mexico, the Rockies and northern Louisiana. Patina incurred $121,000 of exploration costs during the nine month period ended September 30, 1997.

Financial Condition and Capital Resources

         During the nine months ended September 30, 1997, net cash provided by operations was $104.3 million, an increase of $31.4 million compared to the 1996 period. Excluding Patina, net cash from operations was $55.6 million. As of September 30, 1997, commitments for capital expenditures, primarily for new production facilities in the Gulf of Mexico, totaled $17.0 million. Patina's commitments were $275,000.

         The Company anticipates that 1997 capital expenditures, excluding acquisitions, will approximate $116 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing acquisition, exploration and development expenditures using internally generated cash flow, existing credit facilities and proceeds from sales of investments and nonstrategic properties. In addition, joint ventures or future public offerings of debt or equity securities may be utilized.

         SOCO maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. The borrowing base available under the facility at September 30, 1997 was $120 million. During the nine months ended September 30, 1997, the average interest rate under the revolver was 6.5%. At September 30, 1997, the Company had $1,000 outstanding under the facility.

         In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes due June 15, 2007. The net proceeds of the offering were $168.8 million which were used to redeem the Company's convertible subordinated notes due May 15, 2001, and reduce the balance outstanding under the SOCO Facility. Through the issuance of the new notes and the redemption of the old notes, the Company has effectively extended its debt maturity by over six years.

         Patina maintains separate credit facilities with $72.0 million outstanding on its revolver at September 30, 1997 and Subordinated Notes of $97.7 million. As a result of the Patina disposition subsequent to quarter end, Patina's indebtedness will not be included in the Company's consolidated financial statements in future periods.

         The Patina disposition provided cash proceeds of approximately $127 million. With the elimination of Patina's indebtedness, the Company's only debt will be the Senior Subordinated Notes. Immediately following the transaction, the Company had over $125 million cash plus the marketable security position in Cairn and SOCI plc totaling approximately $140 million.

         At September 30, 1997, total capitalization was $718.3 million, of which 41% was represented by stockholders' equity, 38% by subordinated debt, 10% by senior debt and 11% by minority interest. Excluding Patina, total capitalization was $470.7 million, of which 63% was represented by stockholders' equity and 37% by subordinated debt.

         The Company seeks to diversify its exploration and development risks by seeking partners for its significant development projects and maintaining a program to divest of marginal properties and assets which do not fit its long range plans. During the first nine months of 1997, the Company received $10.6 million in proceeds from sales of properties which were used primarily to fund development expenditures. None of the sales were individually significant.

         The Board has authorized the repurchase of up to $70 million of the Company's securities. During 1996 and the first nine months of 1997, the Company repurchased 3.0 million common shares for $46.3 million, 6,000 preferred depositary shares for $142,000 and $4.6 million principal amount convertible subordinated notes for $4.3 million.

         Subsequent to quarter end, the Company redeemed one-half of its preferred depositary shares, issuing 2.3 million shares of common stock and paying approximately $4.2 million in cash. After the redemption, the Company announced that it is calling the remaining one-half of its preferred shares for redemption. The call will require the repurchase of the $25.00 par value depositary shares at a redemption price of $25.90 for a potential cash outlay of approximately $53.5 million. The depositary shares are convertible into 1.2221 shares of common at a conversion price of $20.46. At the time of the call, the common stock was trading above that level which may result in conversion rather than redemption of the shares.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1997 and 1996. Average gas prices for the nine months ended September 30, 1997 and the year ended December 31, 1996 were increased by $.02 and $.08 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                      Average Prices
                                                       -------------------------------------------
                                                       Crude Oil
                                                          and            Natural        Equivalent
                                                        Liquids            Gas            Barrels
                                                       ---------        ---------       ----------
                                                       (Per Bbl)        (Per Mcf)        (Per BOE)
                        Annual
                        ------
                          1992                         $ 18.87            $ 1.74          $ 13.76
                          1993                           15.41              1.94            13.41
                          1994                           14.80              1.67            11.82
                          1995                           16.96              1.35            11.00
                          1996                           20.39              1.97            14.35

                        Quarterly
                        ---------
                         1996
                         ----
                         First                         $ 17.95            $ 1.78          $ 12.80
                         Second                          20.52              1.62            12.90
                         Third                           20.25              1.78            13.60
                         Fourth                          22.26              2.64            17.69

                         1997
                         ----
                         First                         $ 21.18            $ 2.83          $ 18.10
                         Second                          18.33              1.85            13.09
                         Third                           18.09              1.97            13.38

         In September 1997, the Company received an average of $18.03 per barrel and $2.06 per Mcf for its production.

Forward-looking Information

         All statements other than statements of historical fact contained in this report are forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. All forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. The risks and uncertainties associated with such forward-looking statements include generally the volatility of hydrocarbon prices and hydrocarbon-based financial derivatives prices; basis risk and counterparty credit risk in executing hydrocarbon price risk management activities; economic, political, judicial and regulatory developments; developments in financial markets, both domestic and foreign; competition in the industry, as well as competition from other sources of energy; the economics of producing certain reserves; hydrocarbon demand and supply; the ability to find or acquire and develop and market reserves of natural gas and crude oil; and the actions of customers and competitors. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in any forward-looking statements made by or on behalf of the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         11.1     Computation of Per Share Earnings.

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

         27       Financial Data Schedule.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

         October 22, 1997 - Item 2. Acquisition or Disposition of Assets;
                            Item 5. Other Events;
                            Item 7. Financial Statements, Pro Forma  Financial
                                    Information and Exhibits.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SNYDER OIL CORPORATION



                             By     (Mark A. Jackson)
                               --------------------------------
                               Mark A. Jackson
                               Senior Vice President and Chief Financial Officer
















November 12, 1997