Form 10-K
period 1997-12-31
SNYDER OIL CORP
filed 1998-03-06
CIK 860713

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------
                                    Form 10-K


(Mark one)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from ________ to ________

                         Commission file number 1-10509


                            -----------------------

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

               Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
             Title of each class                    on which registered
       -------------------------------        -------------------------------
                Common Stock                      New York Stock Exchange
       Preferred Stock Purchase Rights            New York Stock Exchange

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
                                Yes X      No
                                   ----      ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the common stock held by non-affiliates of the registrant as of February 27, 1998.................................$571,824,508
Number of shares of common stock outstanding as of February 27, 1998..33,392,696


                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III of this Report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1998.


================================================================================

                             SNYDER OIL CORPORATION

                           Annual Report on Form 10-K
                                December 31, 1997

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

         Snyder Oil Corporation (the "Company") is an independent energy company engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. During 1997, the Company's revenues were $255.7 million and cash flow provided by operations was $122.0 million. At December 31, 1997, the Company's proved reserves totaled 77.3 million barrels of oil equivalent ("BOE"), having a pretax present value, discounted at 10% based on constant prices and costs ("Pretax PW 10% Value") of $375.3 million. Approximately 78% of these reserves are natural gas.

         During 1997, the Company undertook efforts to simplify its corporate structure. The simplification and repositioning resulted in the bulk of the Company's asset value being concentrated in properties the Company owns and operates directly. Three primary initiatives were completed in 1997 towards reaching this goal.

                  Patina Oil & Gas Corporation. In October 1997, the Company sold its entire 74% stake, or 14 million shares of the common stock, of Patina Oil & Gas Corporation ("Patina"). The Company sold 10.9 million shares of Patina stock in a secondary offering, with the remainder repurchased by Patina. This transaction generated $127 million in cash while removing approximately $170 million of Patina debt from the Company's consolidated balance sheet.

                  SOCO International, Inc. In May 1997, SOCO International, Inc.
         ("SOCO International") transferred its 90% interest in SOCO International Operations, Inc. ("Operations"), which held the Company's investments in Mongolia, Russia and Thailand, to SOCO International plc ("SOCI plc"), a recently formed United Kingdom company, in exchange for shares of SOCI plc stock. SOCI plc also acquired the interests of a number of minority investors in Operations' ventures and assets in Yemen, Tunisia and onshore England from Cairn Energy plc ("Cairn"). At the time of the acquisitions, SOCI plc, which is listed on the London Stock Exchange, completed a public offering of its common shares that raised approximately $75 million of new equity capital to fund its continuing exploration and development expenditures. The 7.8 million shares of SOCI plc acquired by the Company represent approximately 15.9% of SOCI plc and had a market value of $45.1 million at February 27, 1998. Under London Stock Exchange rules, the Company will not be permitted to sell these shares prior to May 1999. Edward T. Story, a director and former Vice President - International of the Company, is the chief executive officer of SOCI plc.

                  Capital   Structure.   The  Company   completed  a  series  of
         transactions in 1997 to simplify its capital structure and eliminate the potential dilution to common shareholders. At January 1, 1997, the Company had 42.0 million common shares on a fully diluted basis. By December 31, 1997, the Company had 33.3 million common shares outstanding with no convertible securities outstanding. These transactions consisted of the following:

                   * In first quarter 1997, the Company sold 4.5 million shares, or 28% of its holdings in Cairn. Net proceeds from the sales were $39.2 million resulting in a $13.0 million gain. The Company continues to hold 11.7 million shares of Cairn with a market value of $80.1 million at February 27, 1998. The Company may maintain its investment, sell all or part of it, either in one transaction or gradually, or pursue other courses of action. Any decision, when made, will be made in light of strategic, financial and other factors deemed appropriate by management.

                   * The Company redeployed the cash from the Cairn transactions into its securities repurchase program, underscoring management's belief that the Company's common stock has been undervalued in the market. During the year, the Company repurchased 2.6 million common shares for $45.6 million or an average of $17.24 per share.

                   * In June 1997, the Company issued $175 million of 8.75% senior subordinated notes due 2007. Following the issuance, the Company redeemed its convertible subordinated notes due 2001. The notes were redeemed for a price of 103.51% of principal plus accrued interest. These transactions extended the maturity of the indebtedness by six years and eliminated the potential issuance of 3.6 million shares of common stock on conversion of the old notes.

                   * In October 1997, the Company issued 300,000 shares of its common stock in exchange for warrants held by Union Pacific Resources to purchase 2.1 million of the Company's common shares.

                   * In the fourth quarter 1997, the Company called all of the depositary shares representing interests in the Company's $6.00 Convertible Exchangeable Preferred Stock. The calls resulted in the Company converting a portion of the preferred shares into approximately 3.6 million shares of common stock. The Company redeemed the remaining preferred shares for $30.1 million in cash. The calls of the preferred shares eliminated 1.4 million common shares of potential dilution and over $6 million a year in dividend payments.

          As a result of the capital restructuring, all of the Company's growth potential will benefit its common shareholders. Redeployment of the cash and marketable securities held by the Company into an acquisition or series of acquisitions is a strategic objective of the Company.


Operations

         The Company's operations are focused on three core areas, each with the potential to contribute significantly to future growth:

  * Offshore. The Company had proved reserves in the Gulf of Mexico of 19.3 million BOE with a Pretax PW 10% Value of $170.5 million at December 31, 1997. These reserves are concentrated in the Pabst, Busch and Ingrid Fields of the Main Pass area offshore Louisiana and Alabama. Through the end of 1997, production from the Pabst and Busch Fields had often been restricted to 100 MMcf (42 MMcf net) of gas per day but increased to more than 150 MMcf (63 MMcf net) per day following the expansion of pipeline capacity serving these fields in January 1998. The Company intends to complete installation of a platform and production facilities with total initial capacity of 150 MMcf per day on its 50%-owned Ingrid Field, with production commencing by April 1998. The Company plans to expand its activities in the Gulf of Mexico significantly and has budgeted up to $50 million for development and exploration in this area in 1998.

  * North Louisiana. The Company owns over 330,000 net mineral acres, with leases and lease options covering more than 150,000 additional net
     acres,  in   North  Louisiana.  The  Company  has  identified  a  number of exploration prospects as a result of two 3-D seismic surveys covering approximately 166 square miles. Two partners earned a one-third interest each in these prospects by paying all of the costs of these seismic surveys. Based on these surveys, the Company expects to begin drilling activities in North Louisiana in the first half of 1998. The Company expects its expenditures in North Louisiana to total approximately $15 million in 1998.

  * Rocky Mountains. The Company had proved reserves in Wyoming, western Colorado and Utah of 56.5 million BOE with a Pretax PW 10% Value of $193.3 million at December 31, 1997. These reserves are concentrated in gas development programs in the Washakie, Green River and Piceance Basins, and in two large, mature non-operated oil fields in northern Wyoming. The Company has also initiated gas projects in the Wind River and Big Horn Basins in Wyoming and an oil project in Utah. The Company formed a gas marketing joint venture with Coastal Corporation, one of the largest gas marketers in North America, effective January 1, 1997. The Company has budgeted up to $70 million for continued development and exploration in the western Rocky Mountains during 1998.

Summary information at December 31, 1997 regarding the Company's projects is set forth in the following table.

                                                            Proved Reserve Quantities
                             Gross         Net        ---------------------------------------          Pretax PW 10% Value
                           Producing   Undeveloped    Crude Oil     Natural           Oil           -------------------------
                            Wells        Acres        & Liquids       Gas          Equivalent         Amount        Percent
                           ---------   -----------    ----------    -------        ----------       ----------    -----------
                                                        (MBbl)       (MMcf)          (MBOE)            (000)

Offshore
   Main Pass Area              18        9,167           1,094       96,433          17,167          $ 161,783        43%
   Other                       23         -                285       10,994           2,117              8,734         2
                           -------    ---------        --------    ---------        --------         ----------     ------
   Total Offshore              41        9,167           1,379      107,427          19,284            170,517        45

North Louisiana                14(a)   346,773(b)           57        2,041             397              3,313         1
Other                          86        1,533             104        6,099           1,120              8,177         2
                          --------    ---------        --------    ---------        --------         ----------     ------
   Southern Region            141      357,473           1,540      115,567          20,801            182,007        48
                          --------    ---------        --------    ---------        --------         ----------     ------



Washakie (WY)                 174       75,174           1,341      139,307          24,559             95,766        26
Piceance (CO)                  87       42,641             150       33,669           5,761             21,597         6
Deep Green River (WY)          30       41,555             373       48,661           8,483             32,619         9
Wind River (WY)                26       38,626             447       20,999           3,947             13,726         4
Big Horn (WY)                 -         77,955            -            -               -                  -            -
Northern Wyoming              902         -             12,313          566          12,407             24,655         6
Uinta (UT)                    126       71,244             596        4,399           1,330              4,904         1
                          --------    ---------        --------    ---------        --------         ----------     ------
   Rocky Mountain Region    1,345      347,195          15,220      247,601          56,487            193,267        52
                          --------    ---------        --------    ---------        --------         ----------     ------
   Total Company            1,486      704,668          16,760      363,168          77,288          $ 375,274       100%
                          ========    =========        ========    =========        ========         ==========     ======

(a)   Excludes royalty interests in 101 wells.
(b)   Excludes 130,000 net acres under option as of February 27, 1998.

                            Offshore - Gulf of Mexico

          The Company believes many areas in the Gulf of Mexico are under-exploited and, while having greater risks, the potential benefits and exposure to additional markets complement the Company's onshore activities. The Company began developing an asset base in the offshore Gulf of Mexico in 1994, and currently operates 10 platforms accounting for substantially all of the production from this core area. During 1997, the Company spudded 9 wells, a 28% increase over the 7 wells drilled in 1996. Since inception, the Company has recorded a 60% success ratio in its exploratory program (3 out of 5 wells) and a success ratio of 94% in its development program (17 out of 18 wells).

         At year end, total offshore proved reserves were 19.3 million BOE (1.4 million barrels of oil and 107.4 Bcf of gas), up from 17.4 million BOE (2.4 million barrels of oil and 90.0 Bcf of gas) at year end 1996. This represents approximately 25% of year end reserve quantities, but 45% of Pretax PW 10% Value. The Company has interests in 41 (17.5 net) wells, 38 (17.2 net) of which are operated, and 83,000 gross (47,000 net) acres. Production in 1997 was 3.9 million BOE compared to 1.6 million BOE in 1996. Fourth quarter 1997 production totaled 960 thousand BOE.

         In the fourth quarter of 1997, the Company made a major purchase of seismic data covering approximately 250 offshore blocks, or 2,250 square miles, in the Main Pass/Viosca Knoll area. The offshore staff of exploration professionals has doubled in the last six months to facilitate new exploration and exploitation of existing fields.

         The Gulf of Mexico will continue to be a major focus area for the Company. Estimated 1998 capital expenditures are expected to total $50 million, including $12 million to install or upgrade platforms and related facilities and to complete three development wells. The remainder is for the purchase of additional seismic data and to drill up to twelve exploratory wells. The Company will continue its acquisition efforts in the area and the evaluation of existing properties for additional exploratory or development potential.

         Pabst/Busch Fields. The Pabst (Main Pass 259) and Busch (Main Pass 255) Fields are located in the Main Pass/Viosca Knoll area offshore Louisiana and Alabama. The Company continued development and exploration on and around the Pabst and Busch fields during 1997. Three development wells were drilled at the Busch field to the 7,900 foot Miocene sand bringing the total to six wells producing from this field. Two development wells were drilled from the Pabst platform and one recompletion and one workover were also conducted during the year. The 12 wells at the Pabst field produce from a series of Miocene zones ranging from 7,700 to 11,500 feet. The Company drilled a dry hole in Main Pass 248 during 1997 which is northwest of the Pabst platform.

         The Company had firm transportation on Viosca Knoll Gathering System for 100 MMcf per day gross (41 MMcf per day net) covering both platforms during 1997. The Pabst platform facilities are capable of production rates of 110 MMcf per day and the Busch platform facilities were capable of 60 MMcf per day before the upgrade in 1998. As of year end, the 12 wells producing from the Pabst platform had a combined gross well deliverability of 175 MMcf per day and the six wells producing from the Busch platform had a combined gross well deliverability of 120 MMcf per day. During 1997, the Company's production from the two platforms was limited by both the take away capacity and platform facilities constraints.

         During 1997, the Company generally produced the wells at Main Pass 259 in favor of the wells at Main Pass 255 due to the greater condensate yield at Main Pass 259, except when additional interruptible space was available on the Viosca Knoll system. Net production from the two fields averaged 56.2 MMcfe per day in 1997 compared to 19.7 MMcfe per day in 1996. The increase in net production was primarily the result of including prior year acquisitions of additional interests for the full year.

         The  pipeline  take  away   constraints   were  improved  for  existing
deliverability when Viosca Knoll system looped its 20 inch line in December 1997. Effective January 1998, the Company's take away capacity increased to 175 MMcf per day gross (72 MMcf per day net) for the two platforms. In addition, the Main Pass 255 facilities were upgraded by the installation of compression increasing the platform production capabilities from 55 MMcf per day to 90 MMcf per day.

         At the end of 1997, proved reserves totaled 62.0 Bcf of gas and 297,000 barrels of oil or 10.6 million BOE, as compared to 52.1 Bcf of gas and 932,000 barrels of oil, or 9.6 million BOE at year end 1996. The Pretax PW 10% Value at December 31, 1997 was $109.4 million. This increase in reserves is primarily attributable to better than expected performance and extensions of the fields resulting from further development work. Two exploratory wells are scheduled to be drilled during 1998.

         Ingrid Field. The Ingrid Field (Main Pass 261) was discovered in 1996, with a second confirmation well also drilled in the same year. The Company has a 50% working interest and a 37% net revenue interest. Proved reserves from both wells were discovered in the Tex W sands series at approximately 11,000 to 13,000 feet. During 1997, the Company focused on the installation of a platform for production operations and arranging for transportation and marketing. The Main Pass 261 platform facilities are under construction with 150 MMcf per day capacity. The platform jacket was installed in August 1997 and the deck in February 1998. Tie in of the facilities is underway and production from the first two wells is expected to commence in April 1998. Initial transportation has been arranged on Viosca Knoll system at 75 MMcf per day gross to the Company's working interest (56 MMcf per day net) until a second pipeline is available in the second half of 1998. The new pipeline system will connect onshore Alabama directly to the Main Pass 261 platform. An extension of the line will then connect the Main Pass 261 platform to the Main Pass 259 platform at the Pabst field. The Company has firm transport in the new system to cover projected production volumes from the Main Pass area and will retain 60 MMcf per day gross of firm transport to the Company's working interest (41 MMcf per day net) on the Viosca Knoll system.

         In the fourth quarter of 1997, two additional wells were spudded and in progress at year end. Pipe was set on both wells and the Company expects to complete and further test the wells after initial production begins from the Ingrid platform. Two additional wells are planned for 1998 at Main Pass 261. Total proved reserves in the field for the Company's interest were 6.5 million BOE (34.4 Bcf of gas and 798,000 barrels of oil) at year end, with a Pretax PW 10% Value of $52 million.

         Other Gulf of Mexico. The Company has interests and operates in several other areas in the Gulf of Mexico, with working interests ranging from 14% to 100%. During 1998, the Company will continue to evaluate these blocks for additional exploratory or development potential using 3-D seismic data. The Company plans to drill up to four exploratory wells to test these prospects during 1998 and 1999. The Company also intends to subsea complete the South Timbalier 231 #1 well and tie it back to an adjacent platform. Production is expected to begin in third quarter of 1998.


                                 North Louisiana

         The Company's focus in North Louisiana in 1998 is to drill and test several different reef settings that were identified with the 3-D seismic program. During 1996 and 1997, the Company and its partners conducted two 3-D seismic surveys covering 166 square miles in three acreage blocks out of the Company's over 560,000 acres controlled in the area. Merging and interpreting the two data sets was completed in 1997. The Company is preparing to drill four exploratory wells targeting different types of reef anomalies at depths between 15,000 and 17,000 feet. The first well is scheduled for second quarter 1998, and a second rig is expected to begin drilling shortly thereafter. These wells require approximately 90 to 100 days to drill and an additional 30 to 60 days to complete and test. Results from the first two wells are expected in late third or early fourth quarter 1998. If successful, the Company has mapped sufficient reef anomalies to support a multi-rig drilling program beginning in 1999. The Company retains a 33% working interest in the current prospects within the area of the seismic surveys and is the operator of drilling and production activities.

         The Company has over 6,000 miles of 2-D seismic data over its mineral holdings in North Louisiana and has mapped numerous reef anomalies as well as untested salt domes and associated drilling prospects in the Cotton Valley Sands, Hosston Sands and Cretaceous Limes. Additional 3-D surveys to extend the play are expected to commence late in 1998 pending drilling results. In addition, the Company retains the option to increase its working interest from 33% to 50% in subsequent 3-D surveys and associated prospects.


                                 Rocky Mountains

         The Company's Rocky Mountain Region continues to focus on several growth areas in the western Rockies. The Company increased its drilling activity in 1997 by 65%, drilling a total of 71 wells and positioning itself for continued future growth. The Company's core development projects are in the Washakie, Green River, and Piceance Basins. These projects continue as the main thrust of the Region's activity; however, drilling success in the Wind River and Big Horn Basins in 1997 and additional drilling in 1998 provides the potential for these areas to add significant future growth in production and reserves.

         Washakie Basin. Since the mid-1980's, the Company's properties in the Barrel Springs Unit, the Blue Gap Field and the North Standard Draw area of the Washakie Basin in southern Wyoming, together with its gas gathering and transportation facilities there, have been one of its most significant assets. During 1997, the Company continued to develop Mesaverde sands in the Washakie Basin near its existing properties. Nineteen wells were put on sales in 1997 at depths ranging from 8,000 to 11,500 feet. Five wells were in progress at year end. Net production of gas, which accounts for approximately 95% of the reserves, during the year averaged 29.5 MMcf per day, as compared to average 1996 production of 25.4 MMcf per day. Proved reserves at year end totaled 1.3 million barrels of oil and 139.3 Bcf of gas, or 24.6 million BOE, as compared to
1.1 million barrels and 133.1 Bcf, or 23.3 million BOE, at the end of 1996. This increase in reserves is primarily attributable to better than expected performance and extensions of the field. The Company expects to accelerate its activity in this area in 1998, with plans to drill 32 to 36 wells at net costs expected to range from $500,000 to $775,000 per well. Significant portions of this area are the subject of a currently pending environmental impact statement. Pending approval of the statement, which is not expected until 1999, drilling in the affected areas will be limited.

         The Company currently operates 146 wells in the Washakie Basin and holds hundreds of potential drilling locations, 40 of which were classified as proved undeveloped at year end 1997. The Company holds interests in approximately 95,000 gross (75,000 net) undeveloped acres in this area.

         Deep Green River. Through the year, the Company continued development of the fluvial Lance sands in the deep portion of the Green River Basin. The Company participated in 19 wells during 1997, with five wells in progress at year end. Year end proved reserves totaled 373,000 barrels of oil and 48.7 Bcf of gas, or 8.5 million BOE, as compared to 175,000 barrels of oil and 21.7 Bcf of gas, or 3.8 million BOE, at year end 1996. This increase in reserves is primarily attributable to better than expected performance and extensions of the field. With 30 wells, 19 of which are operated by the Company, on sales at year end, net production averaged 1,733 BOE per day during 1997. This more than doubled 1996's average production of 829 BOE per day, despite the Company's sale of 50% of its interest in the project to an industry partner in July 1996. The Company holds interests in approximately 92,000 gross (42,000 net) undeveloped acres in this project. At the end of 1997, proved undeveloped reserves were assigned to 20 locations. The Company expects to participate in drilling 25 to 30 wells in 1998. Further expansion of drilling in this area is awaiting approval of an environmental impact statement, which if approved as expected in April 1998, will allow the Company to participate in drilling 30 to 40 wells per year after 1998.

         Piceance Basin. The Company operates the 53,000 acre Hunter Mesa Unit, the 9,000 acre Grass Mesa Unit and the 26,000 acre Divide Creek Unit in the southeast portion of the Piceance Basin. At year end, the Company owned approximately 97,000 gross (43,000 net) undeveloped acres in this area. During 1997, the Company participated in 23 new wells to develop and further delineate the fields. Twenty-two wells (including one in progress at the beginning of 1997) were put on sales, and two were in progress at year end. Net gas production averaged 8.8 MMcf per day in 1997. This is down slightly from 9.5 MMcf per day in 1996 reflecting the Company's sale of 45% of its interest in this project in May 1996. At year end 1997, there were 87 producing wells, 72 of which are operated by the Company. Proved reserves at year end were 33.7 Bcf of gas and 150,000 barrels of oil, or 5.8 million BOE, as compared with 32.2 Bcf and 118,000 barrels, or 5.5 million BOE, at year end 1996. Proved undeveloped reserves were assigned to 11 locations at year end 1997. During 1998, the Company plans to drill 30 to 33 wells to further develop the Company's acreage positions and evaluate the fields. The primary objective of drilling is the fluvial sands of the Mesaverde formation at depths of 4,500 to 8,500 feet.

         Wind River Basin. The Company owns the Riverton Dome field, a 33,000 acre option on Tribal lands north and east of the field, and a 64,000 acre primarily undeveloped lease block east of the option lands. The Company acquired a 3-D seismic survey over the option lands in 1997 and plans to acquire one over the Riverton Dome field and another on the option lands in 1998. The Company has a 50% working interest in the option lands and in the eastern lease block. In late 1997, a new Frontier well was completed on the Tribal block with initial production over 2,000 Mcf per day. The Company plans to drill four 50% owned Frontier wells in 1998.

         The Riverton Dome field produces approximately 5,000 Mcf per day from the Frontier and Phosphoria formations and 160 BOE per day from the Tensleep formation. The Company owns 100% working interest in the 26 wells in this field. Year end reserves total 447,000 barrels of oil and 21.0 Bcf or 3.9 million BOE. There is one proved, undeveloped location in the field. Sweet gas is processed at a Company owned plant; sour gas is processed at a third party plant. In late 1997, a new Tensleep well was completed at an initial rate of 100 barrels of oil per day. The Company plans to drill 3 Frontier wells and one Tensleep well in 1998. The Tensleep/Phosphoria well is on a portion of the lease lands in which the Company has a 100% interest. The Frontier is located at 8,000 to 10,500 feet and the Tensleep around 12,000 feet. Frontier wells cost approximately $1.2 million and Tensleep wells cost approximately $1.5 million each.

         Big Horn Basin. The Company has assembled a 156,000 gross (78,000 net) acre undeveloped lease block which is prospective for Frontier, Muddy, and Lance/Mesaverde formations. The initial well, completed at the beginning of 1998, tested at 550 Mcf per day and 20 barrels of oil per day from the Frontier, a rate at which the Company believes can be improved with different frac techniques. In January 1998, casing was set on the second well located 2.5 miles northeast of the initial well and testing should commence in the first quarter 1998. Two additional wells are planned for 1998 at net costs of approximately $1.2 million each.

         Uinta Basin. In the Uinta Basin, the Company holds interests in approximately 94,000 gross (71,000 net) acres. During 1997, the Company participated in drilling one operated and two non-operated wells in the basin. A pilot waterflood in the Leland Bench field commenced during the third quarter of 1996. The initial response was observed in 1997 and production continues to improve. Depending on the level of oil prices, development may begin in the second half of 1998. A second pilot project, in the Horseshoe Bend Field, received all necessary regulatory approvals, and injection commenced in December 1997. The response of the pilot projects and the ability to select locations and enhance waterflood efforts through the use of 3-D seismic data will influence the ultimate success of these projects. The projects are also sensitive to oil prices. During the last half of 1996, local oil prices, which had historically been at a premium to West Texas Intermediate prices, deteriorated and now trade at a significant discount to such prices. Throughout 1997, black wax crude oil prices remained relatively low with little improvement expected in the near term. As a result, additional development drilling will likely be curtailed until oil prices in the area improve.

         During 1997, net production from the Uinta Basin averaged 267 barrels of oil and approximately 1,401 Mcf of gas per day, as compared to 291 barrels and 1,255 Mcf per day during 1996. At year end, the Company had interests in 126 producing wells, 74 of which were operated by the Company. Proved reserves at year end were 596,000 barrels of oil and 4.4 Bcf of gas, or 1.3 million BOE, as compared to 1.2 million barrels and 3.9 Bcf, or 1.8 million BOE, at the end of 1996. The decrease in oil reserves is primarily due to normal field production decline coupled with significantly lower year end oil prices. Gas reserves increased primarily due to improved performance following work programs to increase production during 1997.

         Northern Wyoming. The Company holds significant interests in two large, mature oil fields undergoing waterflood in Northern Wyoming, the Hamilton Dome and Salt Creek fields. The Company's 1997 production from these fields averaged 3,183 BOE per day. At year end, net proved reserves at these fields totaled 12.4 million BOE, including 12.3 million barrels of oil and 566 MMcf of gas, compared to 12.2 million BOE (12.1 million barrels of oil and 531 MMcf of gas) at the end of 1996. In Hamilton Dome, the operator has reduced the production decline in the field through an accelerated workover program throughout 1997. This work has replaced the production in 1997 and kept the reserves virtually unchanged. Hamilton Dome produces sour crude oil primarily from the Tensleep, Madison and Phosphoria formations at depths of 2,500 to 5,500 feet. Salt Creek produces sweet crude oil from the Wall Creek formation at depths of 2,000 to 2,900 feet.

Proved Reserves

         The following table sets forth estimated year end proved reserves for each of the years in the three year period ended December 31, 1997 for the Company and the Company, excluding Patina, as of December 31, 1997 and 1996.

                                                           Consolidated                   Excluding Patina
                                                           December 31,                     December 31,
                                               -----------------------------------     ---------------------
                                                 1997          1996         1995         1997         1996
                                               --------      --------     --------     --------     --------
Crude oil and liquids (MBbl)
    Developed                                    16,101        31,869       21,637       16,101       16,070
    Undeveloped                                     659         8,628        2,610          659        1,952
                                               --------      --------     --------     --------     --------
       Total                                     16,760        40,497       24,247       16,760       18,022
                                               ========      ========     ========     ========     ========

Natural gas (MMcf)
    Developed                                   297,490       443,441      330,524      297,490      200,664
    Undeveloped                                  65,678       162,195       65,194       65,678      108,313
                                               --------      --------     --------     --------     --------
       Total                                    363,168       605,636      395,718      363,168      308,977
                                               ========      ========     ========     ========     ========

Total MBOE                                       77,288       141,436       90,200       77,288       69,518
                                               ========      ========     ========     ========     ========


         The following table sets forth the estimated pretax future net revenues from the production of proved reserves and the Pretax PW 10% Value of such revenues.


                                                                   December 31, 1997
                                            --------------------------------------------------------
                                            Developed              Undeveloped (a)           Total
                                            ---------              ---------------         ---------
                                                                    (In thousands)

          1998                              $  98,710                $  (6,143)            $  92,567
          1999                                 76,583                    1,472                78,055
          2000                                 56,211                    5,967                62,178
          Remainder                           319,208                   61,204               380,412
                                            ---------                ---------             ---------
             Total                          $ 550,712                $  62,500             $ 613,212
                                            =========                =========             =========

          Pretax PW 10% Value (b)           $ 351,955                $  23,318             $ 375,273
                                            =========                =========             =========

(a) Net of estimated capital costs,  including  estimated costs of $11.8 million during 1998.
(b) The after tax PW 10% value of proved  reserves  totaled $291.8 million at year end 1997.

         The quantities and values shown in the preceding tables are based on realized prices in effect at December 31, 1997, averaging $14.42 per barrel of oil and $2.12 per Mcf of gas. References prices as of December 31, 1997 were NYMEX oil of $15.50 per barrel, Henry Hub gas of $2.55 per Mcf and CIG index gas of $1.94 per Mcf. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline or increase in prices of oil or gas could have a material effect on the Company's financial condition and results of operations.

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

         Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. With respect to certain properties that historically have experienced seasonal curtailment, the reserve estimates assume that the seasonal pattern of such curtailment will continue in the future. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. See "Risk Factors and Investment Considerations."

         Netherland, Sewell & Associates, Inc. ("NSAI"), independent petroleum consultants, prepared estimates of the Company's proved reserves which collectively represent 87% of Pretax PW 10% Value as of December 31, 1997. No estimates of the Company's reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

Production, Revenue and Price History

         The following table sets forth information regarding net production of crude oil, liquids and natural gas, revenues and expenses attributable to such production and to natural gas transportation, processing and marketing and certain price and cost information for each of the years in the five year period ended December 31, 1997 for the Company. Also set forth is 1997 and 1996 data for the Company, excluding Patina.

                                                               Consolidated                               Excluding Patina
                                      --------------------------------------------------------------   -----------------------
                                        1997         1996         1995         1994          1993        1997          1996
                                      ---------    ---------    ---------    ----------    ---------   ---------     ---------
                                             (Dollars in thousands, except prices and per barrel equivalent information)

Production
    Oil (MBbl)                            3,490        3,884        4,278        4,366        3,451        2,050         2,196
    Gas (MMcf)                           61,638       55,840       53,227       43,809       35,080       41,377        31,893
    MBOE (a)                             13,763       13,191       13,149       11,668        9,297        8,946         7,512

Revenues
    Oil                               $  65,886    $  79,201    $  72,550    $  64,625    $  53,174     $ 37,397     $  44,661
    Gas (b)                             141,330      110,126       72,058       73,233       71,467       96,454        62,482
                                      ---------    ---------    ---------    ---------    ---------     --------     ---------
        Subtotal                        207,216      189,327      144,608      137,858      124,641      133,851       107,143
    Transportation, processing
        and marketing                     7,004       17,655       38,256      107,247       94,839        7,004        17,655
                                      ---------    ---------    ---------    ---------    ---------     --------     ---------
        Total                         $ 214,220    $ 206,982    $ 182,864    $ 245,105    $ 219,480     $140,855     $ 124,798
                                      ---------    ---------    ---------    ---------    ---------     --------     ---------

Operating expenses
    Production                        $  48,523    $  49,638    $  52,486    $  46,267    $  41,401     $ 35,016     $  35,118
    Transportation, processing
        and marketing                     6,692       15,020       29,374       94,177       85,640        6,692        15,020
                                      ---------    ---------    ---------    ---------    ---------     --------     ---------
                                      $  55,215    $  64,658    $  81,860    $ 140,444    $ 127,041     $ 41,708     $  50,138
                                      ---------    ---------    ---------    ---------    ---------     --------     ---------

Direct operating margin               $ 159,005    $ 142,324    $ 101,004    $ 104,661    $  92,439     $ 99,147     $  74,660
                                      =========    =========    =========    =========    =========     ========     =========

Production data
    Average sales price (c)
        Oil (Bbl)                     $   18.88    $   20.39    $   16.96    $   14.80    $   15.41     $  18.24     $   20.34
        Gas (Mcf) (b)                      2.29         1.97         1.35         1.67         1.94         2.33          1.96
        BOE (a)                           15.06        14.35        11.00        11.82        13.41        14.96         14.26
    Avg. production expense/BOE       $    3.53    $    3.76    $    3.99    $    3.97    $    4.45     $   3.91     $    4.67
    Avg. production margin/BOE        $   11.53    $   10.59    $    7.01    $    7.85    $    8.96     $  11.05     $    9.59


(a) Gas  production  is  converted to oil  equivalents  at the rate of 6 Mcf per barrel.
(b) Sales of natural gas liquids are included in gas revenues.
(c) The Company estimates that its composite net wellhead prices at December 31, 1997 were  approximately  $2.12 per Mcf of gas and $14.42 per barrel of oil.

Producing Wells

         The following table sets forth certain information at December 31, 1997 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 101 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.

               Predominant                       Gross                    Net
             Product Stream                      Wells                   Wells
             --------------                      -----                   -----
         Crude oil and liquids                   1,023                     334
         Natural gas                               463                     223
                                                 -----                   -----
                                                 1,486                     557
                                                 =====                   =====

Acreage

         The following table sets forth certain information at December 31, 1997 relating to domestic acreage held by the Company. Developed acreage is acreage assigned to producing wells. For offshore blocks, in the Gulf of Mexico, the entire block is classified as developed if a producing well has been drilled within its boundries. Such blocks could contain up to 5,000 gross acres. In most instances, the Company does not consider such blocks to be fully developed. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling.


                                               Gross                    Net
                                             ---------               ---------
           Developed                           176,190                 106,015
           Undeveloped (a)                   1,131,657                 704,668
                                             ---------               ---------
                                             1,307,847                 810,683
                                             =========               =========

(a) The Company also holds 130,000 net undeveloped acres under option in North Louisiana as of February 27, 1998.

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

                                                          1997         1996        1995
                                                         ------       ------      ------
                    Development wells
                     Productive
                       Gross                              66.0         69.0        223.0
                       Net                                33.3         38.9        133.1
                     Dry
                       Gross                               3.0          2.0          5.0
                       Net                                 1.3           .5          3.8

                    Exploratory wells
                     Productive
                       Gross                               2.0          3.0            -
                       Net                                  .7           .5            -
                     Dry
                       Gross                               2.0          2.0            -
                       Net                                 1.7          1.6            -


         At December 31, 1997, the Company had 15 gross (7.1 net) development wells and 3 gross (1.5 net) exploratory wells in progress.

Customers and Marketing


         The Company's oil and gas production is principally sold to end users, marketers and other purchasers having access to pipeline facilities near its properties. Where there is no access to pipelines, crude oil is trucked to storage facilities. In 1997, Sonat Marketing Company accounted for approximately 17% of revenues, Engage Energy accounted for approximately 14%, and Duke Power and Energy, which purchases a significant portion of Patina's gas production, accounted for approximately 12%. In 1996, Duke Power and Energy accounted for approximately 11% of revenues. In 1995, Amoco Production Company accounted for approximately 10% of revenues. The marketing of oil and gas by the Company can be affected by a number of factors that are beyond its control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a material adverse effect on its operations.

         The Company's gas marketing strategy focuses on aligning the Company with substantial marketers that are active in key ares of operation. The Company also continues to participate in the midstream gas facilities business through ownership of pipelines and alliances with other companies.

         In the Rocky Mountain region, essentially all of the Company's gas is marketed through contracts with Engage Energy (a partnership between the Coastal Corporation and Westcoast Energy, Inc.). Under the arrangements, the Company receives market value for its gas as it is delivered into mainline pipeline receipt points. The Company also participates in downstream marketing margins realized by Engage, after recovery of costs, for a broad spectrum of Engage's marketing activities in Wyoming, Colorado and Utah. The agreements with Engage extend through March 1999.

         Beginning in 1997, the Company pooled its gas transportation facilities in Wyoming and Colorado with facilities owned by Coastal Field Services to form Great Divide Gas Services. Great Divide is owned 73% by Coastal Field Services and 27% by the Company, and encompases over 600 miles of pipeline connected to more than 650 wells. In addition to expanding existing pipelines in the Uinta, Piceance and Washakie Basins, Great Divide is working to develop new Rocky
Mountain pipeline and processing opportunities. In 1997, Great Divide was responsible for the development of a new 16 mile pipeline linking the Company's gas production in the Piceance Basin directly to Colorado Interstate Gas.

         In the Gulf of Mexico, the Company has entered into a new contract with Williams Energy Services Company ("WESCO") to increase the market access for gas in this area. In conjunction with the WESCO contract, Transcontinental Gas Pipeline Corporation ("Transco") and Williams Field Services ("WFS") will be extending new pipelines into the Main Pass area, with construction expected to be completed by mid-1998.

         As described in "Operations - Offshore - Gulf of Mexico," during 1997 the Company also upgraded its facilities and made arrangements with the major gathering system in the Main Pass/Viosca Knoll area to remove historical restraints on production in that area. Since the beginning of 1998, capacity constraints have increased on pipelines downstream of the gathering system in southeastern Louisiana. Although the Company cannot predict the extent or duration of these constraints, it is possible the constraints will depress realized prices, reduce production, or both. At the present time, the Company believes that the completion of the new Transco and WFS facilities will allow the Company's Main Pass gas production to be delivered to markets in the Mobile Bay area of Alabama, avoiding the pipeline capacity constraints that have recently developed in southeastern Louisiana.

Title to Properties

         Title to the properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, to liens incident to operating agreements and for current taxes not yet due and other comparatively minor encumbrances.

         As is customary in the oil and gas industry, only a limited investigation as to ownership is conducted at the time undeveloped properties believed to be suitable for drilling are acquired. Prior to the commencement of drilling on a tract, a detailed title examination is conducted and curative work is performed with respect to known significant title defects.

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

         Environmental Regulations. The operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose remediation obligations and substantial liabilities for pollution resulting from drilling operations. Such laws and regulations also restrict air or other pollution and disposal of wastes resulting from the operation of gas processing plants, pipeline systems and other facilities owned directly or indirectly by the Company. Drilling and other projects on federal leases may also require preparation of an environmental assessment or environmental impact statement, which could delay the commencement of operations and could limit the extent to which the leases may be developed. See "Risk Factors and Investment Considerations - Environmental and Other Government Regulation."

         The Company currently owns or leases numerous properties that have been used for many years for natural gas and crude oil production. Although the Company believes that it and other previous owners have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In connection with its most significant acquisitions, the Company has performed environmental assessments and found no material environmental noncompliance or clean-up liabilities requiring action in the near or intermediate future, although some matters identified in the environmental assessments are subject to ongoing review. The Company has assumed responsibility for some of the matters identified. Some of the Company's properties, particularly larger units that have been in operation for several decades, may require significant costs for reclamation and restoration when they are divested or when operations eventually cease. Environmental assessments have not been performed on all of the Company's properties. To date, expenditures for environmental control facilities and for remediation have not been material to the Company, and the Company does not expect that, under current regulations, future expenditures will have a material adverse impact on the Company.

         Under the Oil Pollution Act of 1990 ("OPA"), owners and operators of onshore facilities and pipelines and lessees or permittees of an area in which an offshore facility is located ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into United States waters. These damages include natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350 million in the case of onshore facilities and $75 million plus removal costs in the case of offshore facilities, except that no limits apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor.

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

Risk Factors and Investment Considerations

         Price Fluctuations and Markets. The Company's results of operations are highly dependent upon the prices received for the Company's oil and natural gas production. The majority of the Company's sales of oil and natural gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received by the Company for its oil and natural gas production are dependent upon numerous factors beyond the control of the Company. These factors include, but are not limited to, the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in prices for oil and natural gas could have a material adverse effect on the Company's financial condition, results of operations and quantities of reserves recoverable on an economic basis. Should the industry experience significant price declines from current levels or other adverse market conditions, the Company may not be able to generate sufficient cash flow from operations to meet its obligations and make planned capital expenditures.

         Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Prices in effect at December 31, 1997 averaged $14.42 per barrel of oil and $2.12 per Mcf of gas. Reference prices as of December 31, 1997 were NYMEX oil of $15.50 per barrel, Henry Hub gas of $2.55 per Mcf and CIG index gas of $1.94 per Mcf. Any significant decline in prices of oil or gas could have a material adverse effect on the Company's financial condition and results of operations.

         The availability of a ready market for the Company's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to, and the capacity of, oil and gas gathering systems, pipelines or trucking and terminal facilities. Wells may be shut-in or constrained for lack of a market or due to inadequacy or unavailability of pipeline or gathering system capacity. See "Customers and Marketing."

         Replacement of Reserves. In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves at attractive rates of return. In order to increase reserves and production, the Company must continue its development drilling and recompletion programs, pursue its exploration drilling programs or undertake other replacement activities. The Company's current strategy includes increasing its reserve base by continuing to exploit its existing properties, by pursuing exploration opportunities and acquiring producing properties. There can be no assurance, however, that the Company's planned development and exploration projects and acquisition activities will result in significant additional reserves or that the Company will have continuing success drilling productive wells at favorable finding costs.

         Substantial Capital Requirements. The Company makes, and will continue to make, substantial capital expenditures for the acquisition, development, exploration, production and abandonment of oil and natural gas reserves. The Company intends to finance such capital expenditures primarily with funds provided by operations and borrowings under its bank credit facility. During 1997, the Company's capital expenditures totaled $116.0 million, including $106.7 million for development, exploration and gas transportation facilities and $9.3 million for acquisitions. During 1998, the Company expects to increase its capital expenditures, excluding acquisitions, to $130 to $140 million.

         The Company believes that, after debt service, it will have sufficient cash provided by operating activities and capital resources to fund planned capital expenditures for exploration and development activities for the foreseeable future. However, if revenues decrease as a result of lower oil or gas prices or otherwise or if the Company incurs substantial additional indebtedness to finance acquisitions or for other purposes, the Company may have limited ability to expend the capital necessary to replace its reserves or to maintain production at current levels, resulting in a decrease in production over time. If the Company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Capital Resources."

         Acquisition  Risks.  The  Company  continually   evaluates  acquisition
opportunities and frequently engages in bidding and negotiation for acquisitions, many of which are substantial. If successful in this process, the Company may be required to alter or increase substantially its capitalization to finance these acquisitions through the issuance of additional debt or equity securities, the sale of production payments or otherwise (although the Company's credit facility and the Indenture for its subordinated notes include covenants that limit the Company's ability to incur additional indebtedness). Changes in capitalization may significantly affect the risk profile of the Company. Significant acquisitions can change the nature of the operations and business of the Company depending upon the character of the acquired properties, which may be substantially different in operating or geologic characteristics or geographic location from existing properties. While the Company intends to concentrate on acquiring producing properties with development and exploration potential located in its current areas of operation, the Company may decide to pursue acquisitions of properties located in other geographic regions. There can be no assurance that the Company will be successful in the acquisition of any material property interests.

         Drilling Risks. Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but that do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with environmental and other governmental requirements and shortages or delays in the delivery of equipment and services.

         Operating Hazards and Uninsured Risks. The Company's operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as fires, natural disasters, explosions, formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, comprehensive general liability, automobile and workers' compensation insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material and adverse impact on the Company's financial condition and results of operations.

         Uncertainty of Estimates of Reserves and Future Net Revenues. There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. The reserve information included in this annual report represents estimates based on reports prepared by the Company's independent petroleum engineers. Petroleum engineering is not an exact science. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of classifications of such reserves based on risk of recovery and estimates of expected future net cash flows prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and the variances may be material.

         The present values of future net cash flows referred to in this annual report should not be construed as either the current market value of the estimated oil and gas reserves attributable to the Company's properties or a prediction of the future net cash flows from those properties. In accordance with applicable requirements of the Securities and Exchange Commission (the "Commission"), the discounted future net cash flows from proved reserves are determined in accordance with certain rules designed to facilitate uniform presentation by different companies. The present values and future cash flows are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Future net cash flows also will be affected by factors such as the amount and timing of actual production and expenses, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the Commission to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

         Environmental and Other Governmental Regulation. The Company's operations are affected by extensive regulation pursuant to various federal, state and local laws and regulations relating to the exploration for, and the development, production, transportation and marketing of, oil and natural gas and the release of materials into the environment or otherwise relating to protection of the environment. In particular, the Company's oil and natural gas exploration, development and production, and its activities in connection with the storage and transportation of liquid hydrocarbons, are subject to stringent environmental regulations by governmental authorities. Such regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities.

         The Company is required to expend significant resources, both financial and managerial, to comply with environmental regulations and permitting requirements. Although the Company believes that its operations are in general compliance with all such laws and regulations, risks of substantial costs and liabilities are inherent in oil and natural gas operations, and there can be no assurance that significant costs and liabilities will not be incurred in the future. Moreover, it is possible that other developments, such as increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations, could result in substantial costs and liabilities in the future.

         The Company expects to maintain customary insurance coverage for its operations, including coverage for sudden environmental damages, but does not believe that insurance coverage that explicitly covers environmental damages that occur over time will be available at a reasonable cost. The Company does not believe that insurance coverage against the full potential liability that could be caused by environmental damages is currently available at a reasonable cost. Accordingly, the Company might be subject to uninsured or only partially insured liability because of the prohibitive premium costs of insuring against certain hazards.

         Drilling and other projects on federal leases may also require preparation of an environmental assessment or environmental impact statement, which could delay the commencement of operations and could limit the extent to which the leases may be developed. Environmental impact statements are currently pending in two significant areas of the Company's operations, the Deep Green River Basin and the northern part of the Washakie Basin. Approval of new drilling in these areas is limited until the statements receive final approval. While the timing of final approval, and terms of conditions placed on development in the affected areas, is uncertain, the Company currently does not expect the statements to significantly impact plans to develop these two areas. However, delays in approving the statements or the inclusion of unexpected conditions, could limit or delay development plans in these areas in 1998, and possibly beyond.

         Competition. The oil and gas industry is highly competitive. The Company will compete in the acquisition, development, production and marketing of oil and natural gas with major oil companies, other independent oil and natural gas concerns and individual producers and operators. There is also competition in the hiring of experienced personnel. Many of the Company's competitors have substantially greater financial and other resources than the Company. Furthermore, the oil and natural gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers.

Forward-looking Information

         All statements other than statements of historical fact contained in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes.

         Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "potential" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the risks described under "Risk Factors and Investment Considerations," such as the fluctuations of the prices received or demand for the Company's oil and gas, the ability to replace depleting reserves, potential additional indebtedness, the requirements for capital, drilling risks, operating hazards, the cost and availability of drilling rigs, acquisition risks, the uncertainty of reserve estimates, competition and the effects of governmental and environmental regulation. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

Officers

         Listed below are the officers of the Company and a summary of their business experience.

        Name                                          Position
------------------------           -------------------------------------------------
John C. Snyder                     Chairman
William G. Hargett                 President and Chief Operating Officer
Charles A. Brown                   Senior Vice President - Rocky Mountain Region
Mark A. Jackson                    Senior Vice President and Chief Financial Officer
Jay H. Smith                       Senior Vice President - Southern Region
Steven M. Burr                     Vice President - Engineering and Planning
Peter E. Lorenzen                  Vice President - General Counsel
H. Richard Pate                    Vice President - Rocky Mountain Region, Operations and Engineering
David M. Posner                    Vice President - Gas Management
Roger B. Rice                      Vice President - Human Resources
Rodney L. Waller                   Vice President - Treasurer

         John C. Snyder (55), Chairman and a director, founded a predecessor of the Company in 1978. From 1973 to 1977, Mr. Snyder was an independent oil operator in Texas and Oklahoma. Previously, he was a director and the Executive Vice President of May Petroleum, Inc. where he served from 1971 to 1973. From 1969 to 1971, Mr. Snyder was with Canadian-American Resources Fund, Inc., which he founded. From 1964 to 1966, Mr. Snyder was employed by Humble Oil and

Refining Company (currently Exxon Co., USA) as a petroleum engineer. Mr. Snyder received his Bachelor of Science degree in Petroleum Engineering from the University of Oklahoma and his Masters degree in Business Administration from the Harvard University Graduate School of Business Administration. In 1995, Mr. Snyder was named Wildcatter of the Year by the Independent Petroleum Association of Mountain States. He currently serves as a director of SOCI plc and is a member of the National Petroleum Council.

         William G. Hargett (48), President, Chief Operating Officer and a director, has been with the Company since April 1997. Prior to joining the Company, Mr. Hargett served as President of Greenhill Petroleum Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993 and in various exploration capacities at Tenneco Oil Company from 1974 to 1988 and Amoco Production Company from 1973 to 1974. Mr. Hargett earned Bachelor of Science and Master of Science degrees from the University of Alabama.

         Charles A. Brown (50), Senior Vice President - Rocky Mountain Region, joined the Company in 1987. He was a petroleum engineering consultant from 1986 to 1987. He served as President of CBW Services, Inc., a petroleum engineering consulting firm, from 1979 to 1986 and was employed by Kansas Nebraska Natural Gas Company from 1971 to 1979 and Amerada Hess Corporation from 1969 to 1971. Mr. Brown received his Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines.

         Mark A. Jackson (42), Senior Vice President and Chief Financial Officer, joined the Company in August, 1997. Prior to joining the Company, Mr. Jackson served in various executive capacities at Apache Corporation including Vice President and Controller from 1988, Vice President, Finance from 1994 and Chief Financial Officer from 1996. From 1984 until 1988, Mr. Jackson served as Assistant Controller of Diamond Shamrock and Maxus Energy Company. Mr. Jackson began his career with the certified public accounting firm of Ernst & Ernst, specializing in the oil and gas industry. Mr. Jackson received his Bachelor of Science degree in Accounting from Oklahoma Christian University.

         Jay H. Smith (51), Senior Vice President - Southern Region, joined the Company in February 1998. From 1993 until he joined the Company, Mr. Smith served as Executive Vice President of Sonat Exploration Company. From 1983 until 1993, Mr. Smith served in a variety of positions with BP Exploration and Sohio Petroleum Company, most recently as Chief of Staff, Western Hemisphere North. From 1981 to 1983, Mr. Smith was Vice President - Operations of Spectrum Oil and Gas Company. Mr. Smith began his career with Shell Oil Company in 1968. Mr. Smith received his Bachelor of Science degree from Syracuse University.

         Steven M. Burr (41), Vice President - Engineering and Planning, joined the Company in 1987. From 1982 to 1987, he was a Vice President with the petroleum engineering consulting firm of Netherland, Sewell & Associates, Inc. From 1978 to 1982, Mr. Burr was employed by Exxon Company, USA in the Production Department. Mr. Burr received his Bachelor of Science degree in Civil Engineering from Tulane University and attended the Program for Management Development at the Harvard University School of Business Administration.

         Peter E. Lorenzen (48), Vice President - General Counsel and Secretary, joined the Company in 1991. From 1983 through 1991, he was a shareholder in the Dallas law firm of Johnson & Gibbs, P.C. Prior to that, Mr. Lorenzen was an associate with Cravath, Swaine & Moore. Mr. Lorenzen received his law degree from New York University School of Law and his Bachelor of Arts degree from The Johns Hopkins University.

         H. Richard Pate (44), Vice President - Rocky Mountain Region, Operations and Engineering, joined the Company in 1988. From 1981 to 1988, Mr. Pate held various positions with Mitchell Energy Corporation, including Region Engineer and Production Manager. He was employed by Champlin Petroleum Company from 1979 to 1981 and Atlantic Richfield Corporation from 1975 to 1979. Mr. Pate received his Bachelor of Science degree in Chemical Engineering from the University of Wyoming.

         David M. Posner (44), Vice President - Gas Management, joined the Company in 1991. From 1980 to 1991 he held various positions with Ladd Petroleum Corporation (a subsidiary of the General Electric Company) including Vice President of Gas Gathering, Processing and Marketing. Mr. Posner received his Bachelor of Arts degree from Brown University and his Master of Science in Mineral Economics from the Colorado School of Mines.

         Roger B. Rice (53), Vice President - Human Resources, joined the Company in 1997. From 1992 to 1997, Mr. Rice was Vice President Human Resources and Administration with Apache Corporation. From 1989 to 1992, he was Managing Consultant with Barton Raben, Inc., an executive search and consulting firm specializing in the energy industry. Previously, Mr. Rice was Vice President Administration for The Superior Oil Company and held various management positions with Shell Oil Company. He earned his Bachelor of Arts degree and Masters Degree in Business Administration from Texas Technological University.

         Rodney L. Waller (48), Vice President - Treasurer, joined the Company in 1977 as an officer. Since that time, Mr. Waller has performed various corporate, operational and finance functions. Previously, Mr. Waller was employed by Arthur Andersen & Co. Mr. Waller received his Bachelor of Arts degree from Harding University.

ITEM 3.  LEGAL PROCEEDINGS

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20%. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully comingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $100 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. The suit is currently in discovery.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes that resolution should not have a material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS


         The Company's stock is listed on the New York Stock Exchange and trades under the symbol "SNY." The following table sets forth, for 1997 and 1996, the high and low closing prices for the Company's securities for New York Stock Exchange composite transactions, as reported by The Wall Street Journal.
                                                -----------------------


                                                    1997                              1996
                                           ---------------------             ---------------------
                                             High          Low                 High          Low
                                           -------       -------             -------       -------
         First Quarter                     $19-1/8       $14-5/8             $12-1/8       $ 7-1/4
         Second Quarter                     19            15-1/4              10-1/4         7-5/8
         Third Quarter                      23-5/8        18-3/16             12             9-3/8
         Fourth Quarter                     24-7/8        16-3/4              17-3/4        11-3/4

         On February 27, 1998, the closing price of the common stock was $18-5/8. Quarterly dividends were paid at the rate of $.065 per share during 1997 and 1996. For federal income tax purposes, 100% of common dividends paid during 1996 were a non-taxable return of capital. The Company's dividend payments in 1997 were taxable for federal income tax purposes. Shares of common stock receive dividends as, if and when declared by the Board of Directors. The amount of future dividends will depend on debt service requirements, capital expenditures and other factors. On December 31, 1997, there were approximately 2,300 holders of record of the common stock and 33.3 million shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial and operating information for each of the years in the five year period ended December 31, 1997. Share and per share amounts refer to common shares. The following information should be read in conjunction with the consolidated financial statements presented elsewhere herein.

(In thousands, except per share data)                           As of or for the Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                          1997          1996          1995          1994         1993
                                                       ----------    ----------    ----------    ----------   ----------

Income Statement
       Revenues                                        $  255,728    $  285,111    $  197,301    $  262,328    $ 228,852
       Income (loss) before extraordinary items            35,465        62,950       (39,831)       12,372       22,538
          Per share                                           .96          1.81         (1.53)          .07          .58
       Net income (loss)                                   32,617        62,950       (39,831)       12,372       19,545
          Per share                                           .87          1.81         (1.53)          .07          .45
          Dividends per share                                 .26           .26           .26           .25          .22
       Weighted average shares outstanding                 30,588        31,308        30,186        23,704       23,096

Cash Flow
       Net cash provided by operations                 $  122,041    $  101,730    $   69,121    $   86,397    $  68,728
       Net cash realized (used) by investing               31,808       (62,356)       32,421      (245,503)    (207,933)
       Net cash realized (used) by financing              (92,328)      (38,715)      (96,012)      169,926      129,633

Balance Sheet
       Working capital                                 $   56,326    $    9,168    $    5,842    $      708    $     491
       Oil and gas properties, net                        274,304       635,387       435,217       472,239      316,406
       Total assets                                       546,088       879,459       555,493       673,259      453,301
       Senior debt                                              1       188,231(a)    150,001       234,857      114,952
       Subordinated notes                                 173,635       183,842(b)     84,058        83,650         -
       Stockholders' equity                               263,756       294,668       235,368       274,086      274,734


(a) Includes  $93.7  million of SOCO  senior  debt and $94.5  million of Patina senior debt.
(b) Includes $80.7 million of SOCO convertible  subordinated  notes and $103.1 million of Patina subordinated notes.

        The following table sets forth unaudited summary financial results on a quarterly basis for the two most recent years.


(In thousands, except per share data)                                                     1997
                                                                     -----------------------------------------------
                                                                      First        Second       Third        Fourth
                                                                     --------     ---------   ---------     --------
Revenues                                                             $ 87,664     $ 73,187    $  56,299     $ 38,578
Depletion, depreciation and amortization and property impairments      23,208       23,389       26,802       13,738
Gross profit                                                           30,637       13,960       16,791       17,755
Income before extraordinary items                                      19,926        5,992        3,633        5,914
    Per share                                                             .59          .15          .07          .14
Net income                                                             19,926        3,144        3,633        5,914
  Per share                                                               .59          .05          .07          .14




(In thousands, except per share data)                                                      1996
                                                                     -----------------------------------------------
                                                                       First       Second       Third        Fourth
                                                                     --------     ---------    --------     --------
Revenues                                                             $ 40,960     $ 54,604     $ 59,960     $129,587
Depletion, depreciation and amortization and property impairments      16,771       22,745       24,673       23,111
Gross profit                                                            9,376       11,099       10,835       26,467
Income (loss) before extraordinary items                                1,777       (9,983)       5,560       65,596
    Per share                                                             .01         (.37)         .13         2.06
Net income (loss)                                                       1,777       (9,983)       5,560       65,596
  Per share                                                               .01         (.37)         .13         2.06



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Snyder Oil Corporation (the "Company") is engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"), both listed on the London Stock Exchange.

         During 1997, the Company consummated several transactions to simplify its operating and capital structure.

       * The Company exchanged its international operational holdings for stock in SOCI plc, which simultaneously completed an initial public offering of its stock on the London Stock Exchange to raise capital to fund its ongoing exploration and development efforts. This transaction effectively replaced the Company's equity investments in various international ventures with one marketable security.
       * The Company issued $175 million in ten-year, 8.75% subordinated debt and used the proceeds to redeem the outstanding 7% convertible subordinated debt and to pay down its revolving credit facility. These transactions provided the capacity for the Company to enter into a large acquisition from existing credit sources, extended the maturity of subordinated debt at an attractive rate for the next ten years and eliminated the potential dilution of common shareholders from the convertible subordinated debt.
       * The Company sold its 74% interest in Patina Oil and Gas Corporation ("Patina") for approximately $127 million in cash and the elimination of approximately $170 million in debt. This transaction provided cash and additional acquisition capacity while simplifying the capital structure of the Company. Patina was restricted by its debt covenants from paying dividends to its shareholders; thus the Company did not directly benefit from the cash flow of Patina.
       * The Company issued 300,000 common shares in exchange for 2.1 million outstanding warrants, which also reduced the potential dilution of the common shareholders of the Company.
       * The Company called its preferred stock for redemption with 72% converting to common (3.6 million shares issued) and the remainder being redeemed for $30.1 million of cash. This transaction eliminated
         1.4 million shares of additional potential dilution to the common shareholders of the Company and over $6 million per year in dividend payments.

         The aforementioned transactions simplified the Company's capital structure and, together with the sale of nonstrategic assets during 1995 and 1996, positioned the Company to focus on its core growth areas with all future increases in value going to the common shareholders of the Company.

         Unless indicated otherwise, amounts in this discussion reflect the consolidated results of the Company, including Patina. References to the Company "excluding Patina" refer to the Company on a consolidated basis but after excluding amounts attributable to Patina.

Results of Operations

         Comparison of 1997 results to 1996. Net income for 1997 was $32.6 million as compared to $63.0 million in 1996. During 1997, the Company recognized a $13.0 million gain on the sale of 4.5 million shares of Cairn stock and a $19.8 million gain on the formation of SOCI plc. Net income in 1996 benefited from a $65.5 million gain on the exchange of the Company's stock held in Command Petroleum Limited ("Command"), for stock in Cairn, a United Kingdom based company.

         The following table sets forth certain operating information of the Company for the periods presented.

                                           Excluding Patina                             Consolidated
                                        -----------------------     Increase       -----------------------     Increase
                                          1997           1996      (Decrease)        1997           1996      (Decrease)
                                        --------       --------    ----------      ---------      --------    ----------

Oil and gas sales (in thousands)        $133,851       $107,143       25%           $207,216      $189,327         9%
Production margin (in thousands)        $ 98,835       $ 72,025       37%           $158,693      $139,689        14%
Daily production:
     Oil (Bbls)                            5,617          6,000       (6%)             9,561        10,611       (10%)
     Gas (Mcf)                           113,361         87,139       30%            168,873       152,570        11%
     Equivalent barrels (BOE)             24,510         20,525       19%             37,707        36,040         5%
Average Prices:
     Oil ($/Bbl)                        $  18.24       $  20.34      (10%)           $ 18.88      $  20.39        (7%)
     Gas ($/Mcf)                        $   2.33       $   1.96       19%            $  2.29      $   1.97        16%
     Equivalent barrel ($/BOE)          $  14.96       $  14.26        5%            $ 15.06      $  14.35         5%
DD&A per BOE                            $   4.87       $   5.29      (10%)           $  5.80      $   6.41       (10%)


         Oil and gas sales, excluding Patina, increased 25% due to a significant increase in gas production along with higher gas prices. Production in the Gulf of Mexico more than doubled due to two fourth quarter 1996 acquisitions and the Company's drilling efforts beginning to come on stream. The Rocky Mountain Region also increased production due to successful development drilling primarily in the second and third quarters of 1997, but the increase was partially offset by sales of nonstrategic properties during 1996. The Company expects increasing production from exploratory and development drilling during 1997 and 1998 to largely replace Patina's 1997 production contribution by the end of 1998. The largest contributor to increased production in 1998 is expected to be the commencement of production from the Ingrid Field in the Gulf of Mexico by April 1998.

         Production margin (oil and gas sales less direct operating expenses) for 1997, excluding Patina, increased 37% compared to 1996 as direct operating expenses decreased in spite of the significant increase in production. This is primarily due to the sale of noncore properties which had high operating costs, increased production in the Gulf of Mexico which has much lower operating costs per BOE produced, and an increased emphasis on operating efficiencies. Operating costs per BOE, excluding Patina, were $3.91 compared to $4.67 in 1996.

         Gains on sales of properties of $8.7 million in 1997 and $8.8 million in 1996 were a result of the Company's ongoing plan to divest of nonstrategic assets. The most significant items in 1997 were the sales of two noncore properties in the Gulf of Mexico for a $5.1 million gain. The most significant item during 1996 was a $7.4 million gain on the sale of a 50% interest in the Green River Basin holdings.

         General and administrative expenses, net of reimbursements, for 1997 were $20.4 million, a $3.2 million increase compared to 1996 as several of the properties sold during 1996, while having high operating costs and depletion, depreciation and amortization rates, provided significant general and administrative expense reimbursements. Net general and administrative costs have declined three to six percent each quarter since the fourth quarter of 1996. There was a 16% decrease in the fourth quarter of 1997 attributable to the disposition of Patina.

         Interest expense, net of interest income, was $23.0 million in 1997, $12.5 million of which was incurred by Patina. In 1996, interest expense, net of interest income, was $22.9 million, $14.3 million of which was incurred by Patina. The majority of the increase was the result of higher average interest rates, as subordinated notes represented a higher percentage of total debt. Interest income in 1997 was $2.4 million compared to $664,000 in 1996 as the Company had a higher average cash balance, particularly in the fourth quarter of 1997, due to the proceeds from the disposition of Patina.

         Depletion, depreciation and amortization expense for 1997 decreased $4.7 million to $79.9 million in spite of higher production levels. The decrease is primarily due to higher 1996 amortization costs on a noncompete agreement at Patina, but was also the result of lower production depletion, depreciation and amortization rates. Production depletion, depreciation and amortization per BOE, excluding Patina, was $4.44 in 1997 compared to $4.70 in 1996. The lower rates were the result of upward revisions in reserve quantities at year end 1996 primarily in proved undeveloped reserves which became economic at year end 1996 prices.

         Property impairments in 1997 included a $4.5 million impairment recorded on the Uinta Field. At the end of 1996, Uinta prices benefited from a tight local oil supply and very high Rocky Mountain area oil prices. Since then, new supplies have depressed the oil market and prices in the area have returned to more normal levels. Additionally, a $2.2 million impairment was recorded on a Gulf of Mexico oil well after it did not respond to workover attempts.

         Comparison of 1996 results to 1995. Total revenues for 1996 were $285.1 million, a $87.8 million increase from 1995. The increase was in large part due to a $67.2 million increase in gains on sales of investments which was primarily due to a $65.5 million gain recognized in the fourth quarter related to an exchange of the Company's stock held in Command for stock in Cairn. An increase in oil and gas sales of $44.7 million was also experienced in 1996 as a result of a 31% rise in the price received per BOE while production remained relatively stable compared to 1995. Natural gas prices rebounded in 1996 to $1.97 per Mcf from $1.35 per Mcf in 1995, a 46% increase. Oil prices improved 20% to average
$20.39 per barrel during 1996. Partially offsetting these increases was a decrease in gas transportation, processing and marketing revenues of $20.6 million primarily as a result of the sale of the Company's Wattenberg gas facilities in 1995.

         Net income for 1996 was $63.0 million, compared to a net loss in 1995 of $39.8 million. The 1996 income was boosted by the net effect of the Command transaction ($57.2 million after minority interest expense and deferred tax expense). However, the Company also recorded a noncash charge of $15.5 million in the second quarter related to the contribution of the Company's Wattenberg oil and gas properties to a newly formed public company, Patina, in return for a 70% stake in Patina. The 1995 loss was primarily due to $27.4 million in noncash property impairment charges and almost $11 million in combined losses resulting from a litigation settlement, losses on marketable securities, as well as severance and restructuring costs. Absent these special non-recurring items, there was an increase in net income from 1995 to 1996 of approximately $23 million. This increase can be attributed primarily to the 31% increase in average price received per BOE which increased revenues $44.7 million offset partially by a decrease in gas management margin of $6.2 million and an increase in depreciation, depletion and amortization expense of $8.2 million.

         Revenues from production operations, less direct operating expenses, for 1996 were $139.7 million, an increase of 52% from 1995 net revenue. Average daily production during 1996 was 36,040 BOE, almost exactly what it was in 1995 (36,024 BOE). However, the average product price received increased by 31% to $14.35 per BOE. Production remained relatively constant from 1995 to 1996 which can be attributed to additional interests acquired in four Gulf of Mexico acquisitions in late 1995 and during 1996 and the properties acquired in the Patina transaction offset by decreased production related to numerous sales of noncore properties in 1995 and 1996 and the reduction of development drilling. Total operating expenses for 1996 decreased by $2.8 million in line with the Company's efforts of divesting of marginal properties with high operating costs and acquiring incremental interests in offshore properties which have historically had lower operating costs per BOE. Operating costs per BOE were $3.76 compared to $3.99 in 1995.

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

         Gains on sales of investments were $69.3 million in 1996, compared to $2.2 million in 1995. The $65.5 million gain on the Command exchange accounted for the bulk of the increase. The remaining gains are primarily due to sales of a portion of the Company's interests in Russia and Mongolia. In January 1997, the Company's interest in Mongolia was further reduced.

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

         Other income, net of other expense, increased $1.8 million from 1995. The increase can be primarily attributed to equity in earnings of Command increasing $1.9 million from the equity in losses recorded in 1995.

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

         General and administrative expenses, net of reimbursements, for 1996 were $17.1 million as compared to $17.7 million in 1995. The slight decrease is the result of ongoing expense reduction efforts and reductions in personnel due to the property divestitures that have taken place over the past two years offset somewhat by increased expenses related to the Patina transaction.

         Net financing costs were $22.9 million compared to $21.7 million in 1995. The majority of the increase is the result of a higher average interest rate primarily due to Patina's subordinated notes which have an effective interest rate of 11.1%.

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

Acquisition, Exploration and Development

         During 1997, the Company, excluding Patina incurred $103.9 million in capital expenditures, including $74.7 million for development, $17.2 million for exploration, $8.9 million for property acquisitions, $2.2 million for field and office equipment and $900,000 for gas facility expansion.

         Of the total development expenditures, $36.4 million was concentrated in the Gulf of Mexico where five wells were placed on sales with two in progress at year end. The Company expended $13.0 million in the East Washakie Basin of southern Wyoming to place 19 wells on sales with five in progress at year end. In the Green River Basin of southern Wyoming, $10.1 million was incurred to place 16 wells on sales with five in progress at year end. The Company expended $6.2 million in the Piceance Basin of western Colorado to place 22 wells on sales with two in progress at year end.

         Exploration expenditures for 1997 totaled $17.2 million, including $8.0 million for two exploratory dry holes drilled in the Gulf of Mexico. The Company has been successful on two of four exploratory wells in the Gulf of Mexico. The balance is primarily the cost of 3-D seismic in the Gulf of Mexico ($4.5 million), in northern Louisiana ($2.3 million) and in the Rocky Mountain region ($2.2 million).

         The Company, excluding Patina, expended $8.9 million relating to property acquisitions during 1997. Of this amount, $3.3 million was for producing properties and $5.6 million was for unevaluated properties.

Financial Condition and Capital Resources

         During 1997, net cash provided by operations was $122.0 million, an increase of 20% compared to 1996. As of December 31, 1997, commitments for capital expenditures totaled $10.3 million. The Company anticipates that 1998 expenditures for exploration and development will approximate $130 to $140 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, available cash, marketable securities and existing credit facilities.

         At December 31, 1997, the Company had total assets of $546.1 million. Total capitalization was $437.4 million, of which 60% was represented by stockholders' equity and 40% by subordinated debt. At December 31, 1997, the Company had $89.4 million in cash, and marketable securities with a market value of $143.1 million for its shares of Cairn and SOCI plc. The Patina disposition generated cash proceeds of approximately $127 million, of which $30.1 million was used in the fourth quarter to redeem the preferred stock.

         The Company maintains a $500 million revolving credit facility (the "SOCO Facility"). The SOCO Facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at December 31, 1997 was $120 million. During 1997, the average interest rate under the facility was 6.5%. At December 31, 1997, the Company had $1,000 outstanding under the facility. Covenants, in addition to other requirements, require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of additional debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $120 million was available for the payment of dividends and other restricted payments at December 31, 1997.

         In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes ("Notes") due June 15, 2007. The net proceeds of the offering were $168.3 million which were used to redeem the Company's convertible subordinated notes due May 15, 2001, and reduce the balance outstanding under the SOCO Facility. Through the issuance of the new Notes and the redemption of the old notes, the Company has effectively extended its debt maturity by over six years. The Notes contain covenants that, among other things, limit the ability of SOCO to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricred subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments at December 31, 1997.

         The Company seeks to diversify its exploration and development risks by attracting partners for its significant development projects and maintaining a program to divest of marginal properties and assets which do not fit its long range plans. During 1997, the Company received $10.7 million in proceeds from sales of properties which were used primarily to fund development expenditures. None of the sales were individually significant.

         The Board has authorized, at management's discretion, the repurchase of up to $70 million of the Company's securities. During 1996 and 1997, the Company repurchased 3.4 million common shares for $52.6 million under this plan. During 1997, the Company redeemed its preferred depositary shares by issuing 3.6 million shares of common stock and paying $30.1 million in cash. As a result, a $1.0 million redemption premium is included in preferred dividends in the 1997 consolidated statement of operations.

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. The majority of the Company's systems are already compliant, with a detailed plan for the remaining systems scheduled to be modified or replaced within one year. The costs associated with final compliance are not considered material.

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

Inflation and Changes in Prices

         While certain of the Company's costs are affected by the general level of inflation, factors unique to the petroleum industry result in independent price fluctuations. Over the past five years, significant fluctuations have occurred in oil and gas prices. In addition, changing prices often cause costs of equipment and supplies to vary as industry activity levels increase and decrease to reflect perceptions of future price levels. Although it is difficult to estimate future prices of oil and gas, price fluctuations have had, and will continue to have, a material effect on the Company.

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1997 and 1996. Average gas prices for 1997 and 1996 were increased by $.05 and $.08 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                      Average Prices
                                                      --------------------------------------------
                                                      Crude Oil
                                                         and              Natural       Equivalent
                                                       Liquids              Gas           Barrels
                                                      ---------          ---------       ---------
                                                      (Per Bbl)          (Per Mcf)       (Per BOE)
                        Annual
                        ------
                          1997                         $ 18.88            $ 2.29          $ 15.06
                          1996                           20.39              1.97            14.35
                          1995                           16.96              1.35            11.00
                          1994                           14.80              1.67            11.82
                          1993                           15.41              1.94            13.41

                        Quarterly
                        ---------
                         1997
                         ----
                         First                         $ 21.18            $ 2.83          $ 18.10
                         Second                          18.33              1.85            13.09
                         Third                           18.09              1.97            13.38
                         Fourth                          16.86              2.65            16.09

                         1996
                         ----
                         First                        $  17.95           $  1.78         $  12.80
                         Second                          20.52              1.62            12.90
                         Third                           20.25              1.78            13.60
                         Fourth                          22.26              2.64            17.69

         In December 1997, the Company received an average of $15.37 per barrel and $2.43 per Mcf for its production.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


         Reference is made to the Index to Consolidated Financial Statements on page 28 for the Company's consolidated financial statements and notes thereto. Quarterly financial data for the Company is presented on page 21 of this Form 10-K. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Report of Independent Public Accountants......................................29

Consolidated Balance Sheets as of December 31, 1997 and 1996..................30

Consolidated Statements of Operations
     for the years ended December 31, 1997, 1996 and 1995.....................31

Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995.....................32

Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1996 and 1995.....................33

Notes to Consolidated Financial Statements....................................34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Stockholders of Snyder Oil Corporation:

         We have audited the accompanying consolidated balance sheets of Snyder Oil Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snyder Oil
Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.




                                                       ARTHUR ANDERSEN LLP

Fort Worth, Texas,
February 10, 1998


                                                 SNYDER OIL CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1997                  1996
                                                                                ----------           -----------
                                                         ASSETS
Current assets
     Cash and equivalents                                                       $   89,443           $    27,922
     Accounts receivable                                                            21,521                58,944
     Inventory and other                                                             2,911                11,212
                                                                                ----------           -----------
                                                                                   113,875                98,078
                                                                                ----------           -----------

Investments                                                                        143,066               129,681
                                                                                ----------           -----------

Oil and gas properties, successful efforts method                                  410,973               887,721
     Accumulated depletion, depreciation and amortization                         (136,669)             (252,334)
                                                                                ----------           -----------
                                                                                   274,304               635,387
                                                                                ----------           -----------

Gas facilities and other                                                            21,317                28,111
     Accumulated depreciation and amortization                                      (6,474)              (11,798)
                                                                                ----------           -----------
                                                                                    14,843                16,313
                                                                                ----------           -----------
                                                                                $  546,088           $   879,459
                                                                                ==========           ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   23,278           $    51,867
     Accrued liabilities                                                            34,271                37,043
                                                                                ----------           -----------
                                                                                    57,549                88,910
                                                                                ----------           -----------

Senior debt                                                                              1               188,231
Subordinated notes                                                                 173,635               103,094
Convertible subordinated notes                                                      -                     80,748

Deferred taxes payable                                                              31,649                 9,034
Other noncurrent liabilities                                                        19,498                28,064

Minority interest                                                                   -                     86,710
Commitments and contingencies

Stockholders' equity
     Preferred stock,  $.01 par,  10,000,000 shares  authorized,
         6% Convertible preferred stock, zero and 1,033,500
         shares issued and outstanding                                              -                         10
     Common stock, $.01 par, 75,000,000 shares authorized,
         35,696,213 and 31,456,027 issued                                              357                   315
     Capital in excess of par value                                                234,118               260,221
     Retained earnings                                                              44,390                25,711
     Common stock held in treasury, 2,366,891 and 250,000 shares at cost           (40,461)               (3,510)
     Unrealized gain on investments                                                 25,352                11,921
                                                                                ----------           -----------
                                                                                   263,756               294,668
                                                                                ----------           -----------
                                                                                $  546,088           $   879,459
                                                                                ==========           ===========

                              The accompanying notes are an integral part of these statements.



                                                 SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands except per share data)

                                                                                  Year Ended December 31,
                                                                       --------------------------------------------
                                                                           1997            1996            1995
                                                                       -----------     -----------      -----------
Revenues
   Oil and gas sales                                                   $  207,216      $   189,327      $   144,608
   Gas transportation, processing and marketing                             7,004           17,655           38,256
   Gains on sales of equity interests in investees                         32,800           69,343            2,183
   Gains on sales of properties                                             8,708            8,786           12,254
                                                                       ----------      -----------      -----------
                                                                          255,728          285,111          197,301
                                                                       ----------      -----------      -----------
Expenses
   Direct operating                                                        48,523           49,638           52,486
   Cost of gas and transportation                                           6,692           15,020           29,374
   Exploration                                                             17,046            4,232            8,033
   General and administrative                                              20,363           17,143           17,680
   Financing costs, net                                                    23,029           22,923           21,679
   Other expense (income)                                                     935           (1,327)             463
   Litigation settlement                                                     -                -               4,400
   (Gain) loss on sale of subsidiary interest                              (5,437)          15,481             -
   Depletion, depreciation and amortization                                79,862           84,547           76,378
   Property impairments                                                     7,275            2,753           27,412
                                                                       ----------      -----------      -----------

Income (loss) before income taxes, minority interest
   and extraordinary item                                                  57,440           74,701          (40,604)
                                                                       ----------      -----------      -----------

Provision (benefit) for income taxes
   Current                                                                    975               33               25
   Deferred                                                                16,881            4,313           (1,370)
                                                                       ----------      -----------      -----------
                                                                           17,856            4,346           (1,345)
                                                                       ----------      -----------      -----------

Minority interest in subsidiaries                                           4,119            7,405              572
                                                                       ----------      -----------      -----------

Income (loss) before extraordinary item                                    35,465           62,950          (39,831)

Extraordinary item - loss on early extinguishment of debt,
   net of income tax benefit of $1,533                                      2,848             -                -
                                                                       ----------      -----------      -----------

Net income (loss)                                                          32,617           62,950          (39,831)
                                                                       ----------      -----------      -----------

Preferred dividends                                                         5,978            6,210            6,210
                                                                       ----------      -----------      -----------

Income (loss) applicable to common                                     $   26,639      $    56,740      $   (46,041)
                                                                       ==========      ===========      ===========

Income (loss) per common share before extraordinary item               $      .96      $      1.81      $     (1.53)
                                                                       ==========      ===========      ===========

Net income (loss) per common share                                     $      .87      $      1.81      $     (1.53)
                                                                       ==========      ===========      ===========

Income (loss) per common share before extraordinary
   item - assuming dilution                                            $      .95      $      1.72      $     (1.53)
                                                                       ==========      ===========      ===========

Net income (loss) per common share - assuming dilution                 $      .86      $      1.72      $     (1.53)
                                                                       ==========      ===========      ===========

Weighted average shares outstanding                                        30,588           31,308           30,186
                                                                       ==========      ===========      ===========

                               The accompanying notes are an integral part of these statements.



                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                STOCKHOLDERS' EQUITY
                                                   (In thousands)

                               Preferred Stock            Common Stock           Capital in     Retained
                              ------------------       -------------------        Excess of      Earnings       Treasury
                              Shares      Amount       Shares      Amount        Par Value      (Deficit)        Stock
                              ------      ------       ------     --------       ---------      ---------      --------

Balance, December 31, 1994    1,035     $     10       30,209     $    302       $ 255,961      $  20,959     $  (2,288)

    Common stock grants and
       exercise of options    -           -               138            1             856         -               (169)

    Issuance of common        -           -             1,083           11          13,021         -             -

    Dividends                 -           -             -           -               (3,927)       (10,129)       -

    Net loss                  -           -             -           -               -             (39,831)       -
                            -------     --------      -------     --------       ---------      ---------     ---------

Balance, December 31, 1995    1,035           10       31,430          314         265,911        (29,001)       (2,457)

    Common stock grants and
       exercise of options    -           -               267            3           3,179         -               (258)

    Issuance of common        -           -               399            4           3,689         -             -

    Repurchase of common      -           -              (640)          (6)         (6,243)        -               (795)

    Repurchase of preferred      (1)      -             -           -                 (142)        -             -

    Dividends                 -           -             -           -               (6,173)        (8,238)       -

    Net income                -           -             -           -               -              62,950        -
                            -------     --------      -------     --------       ---------      ---------     ---------

Balance, December 31, 1996    1,034           10       31,456          315         260,221         25,711        (3,510)

    Common stock grants and
       exercise of options    -           -               607            6           2,951         -             -

    Issuance of treasury      -           -             -           -               -              -              8,655

    Conversion of subordinated
       notes into common      -           -                 1       -                   25         -             -

    Repurchase of common      -           -             -           -               -              -            (45,606)

    Redemption of preferred    (291)          (3)       -           -              (29,050)        (1,049)       -

    Conversion of preferred    (743)          (7)       3,632           36             (29)        -             -

    Dividends                 -           -             -           -               -             (12,889)       -

    Net income                -           -             -           -               -              32,617        -
                            -------     --------      -------     --------       ---------      ---------     ---------

Balance, December 31, 1997    -           -            35,696     $    357       $ 234,118      $  44,390     $ (40,461)
                            =======     ========      =======     ========       =========      =========     =========


                              The accompanying notes are an integral part of these statements.


                                                          32



                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                                                 Year Ended December 31,
                                                                     ---------------------------------------------
                                                                        1997              1996             1995
                                                                     ------------     -----------       ----------
Operating activities
   Net income (loss)                                                 $    32,617      $    62,950       $  (39,831)
   Adjustments to reconcile net income (loss) to net
      cash provided by operations

          Amortization of deferred credits                                -                (1,052)          (2,511)
          Gains on sales of investments                                  (32,800)         (68,343)            (809)
          Gains on sales of properties                                    (8,708)          (8,786)         (12,254)
          Exploration expense                                             17,046            4,232            8,033
          Equity in (earnings) losses of unconsolidated subsidiaries        (760)            (421)           1,319
          (Gain) loss on sale of subsidiary interest                      (5,437)          15,481           -
          Depletion, depreciation and amortization                        79,862           84,547           76,378
          Property impairments                                             7,275            2,753           27,412
          Deferred taxes                                                  15,348            4,313           (1,370)
          Minority interest                                                4,119            7,405              572
          Loss on early extinguishment of debt                             4,381           -                -

          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                        24,612          (15,869)           7,142
               Inventory and other                                           426            5,175            3,617
            Increase (decrease) in
               Accounts payable                                           (8,688)           2,771           (8,521)
               Accrued liabilities                                        (9,497)            (316)           5,165
               Other liabilities                                           2,245            6,890            4,779
                                                                     -----------      -----------       ----------
          Net cash provided by operations                                122,041          101,730           69,121
                                                                     -----------      -----------       ----------

Investing activities
   Acquisition, development and exploration                             (135,901)        (128,598)         (92,353)
   Proceeds from sales of investments                                    156,969            1,635           14,786
   Outlays for investments                                                -                (9,013)          -
   Proceeds from sales of properties                                      10,740           73,620          109,988
                                                                     -----------      -----------       ----------
          Net cash realized (used) by investing                           31,808          (62,356)          32,421
                                                                     -----------      -----------       ----------

Financing activities
   Issuance of common                                                      2,982            1,523              688
   Issuance of subordinated notes                                        168,261           -                -
   Increase (decrease) in senior indebtedness                            (89,775)         (13,289)         (86,193)
   Early extinguishment of convertible subordinated notes                (85,199)          -                -
   Dividends                                                             (12,889)         (14,411)         (14,056)
   Deferred credits                                                       -                  (120)           3,549
   Redemption of preferred                                               (30,102)          -                -
   Repurchase of stock                                                   (45,606)          (7,186)          -
   Repurchase of subordinated notes                                       -                (5,232)          -
                                                                     -----------      -----------       ----------
          Net cash used by financing                                     (92,328)         (38,715)         (96,012)
                                                                     -----------      -----------       ----------

Increase in cash                                                          61,521              659            5,530
Cash and equivalents, beginning of year                                   27,922           27,263           21,733
                                                                     -----------      -----------       ----------
Cash and equivalents, end of year                                    $    89,443      $    27,922       $   27,263
                                                                     ===========      ===========       ==========

Noncash investing and financing activities
   Acquisition of properties and stock via stock issuances           $     8,655      $     3,693       $   13,032
   Acquisition of properties recorded as senior debt                      -                31,730           -
   Acquisition via subsidiary stock issuance                              -               115,067           -
   Exchange of subsidiary stock for stock of investee                     30,923           -                -


                              The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         Snyder Oil Corporation ("SOCO") and its subsidiaries (collectively, the "Company") are engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"). The Company, a Delaware corporation, is the successor to a company formed in 1978.

         In October 1997, the Company sold its 74% interest in Patina Oil and Gas Corporation ("Patina"). Net proceeds from the sale were approximately $127 million resulting in a $2.8 million gain, net of tax. The following table represents the Company's condensed statements of operations, excluding Patina. Had the disposition of Patina been consummated on January 1, 1997 and 1996, financing costs, net of tax, would have been reduced by $3.3 million in 1997, and $4.5 million in 1996, from the amounts shown in the following schedule. Future results may differ substantially from these condensed statements or pro forma results due to changes in oil and gas prices, production declines and other factors. Therefore, such statements cannot be considered indicative of future operations.

(In thousands, except per share and production data)                          For the Year Ended December 31,
                                                                           -----------------------------------
                                                                               1997                    1996
                                                                           -----------             -----------
                                                                                       Unaudited
Revenues
     Oil and gas sales                                                     $   133,851             $   107,143
     Other                                                                      48,512                  95,784
                                                                           -----------             -----------
                                                                               182,363                 202,927

Expenses
     Direct operating                                                           35,016                  35,118
     Exploration                                                                16,926                   4,008
     General and administrative                                                 16,566                  10,993
     Financing costs, net                                                       10,556                   8,619
     Depletion, depreciation and amortization                                   43,599                  39,725
     Other                                                                      10,143                  32,930
                                                                           -----------             -----------

Income before taxes, minority interest and extraordinary item                   49,557                  71,534

Provision for income taxes                                                      17,856                   4,740
Minority interest                                                                  616                   4,866
Extraordinary item, net of tax                                                   2,848                    -
                                                                           -----------             -----------

Net income                                                                 $    28,237             $    61,928
                                                                           ===========             ===========

Net income per common share                                                $       .73             $      1.78
                                                                           ===========             ===========

Weighted average shares outstanding                                             30,588                  31,308
                                                                           ===========             ===========

Daily Production
     Oil (Bbls)                                                                  5,617                   6,000
     Gas (Mcf)                                                                 113,361                  87,139

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company. Affiliates in which the Company owns more than 50% but less than 100% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns between 20% and 50% are accounted for using the equity method. Affiliates in which the Company owns less than 20% are accounted for using the cost method. At December 31, 1997, affiliates accounted for under this method included Cairn and SOCI plc. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its proportionate share of assets, liabilities, revenues and expenses are consolidated.

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

Producing Activities

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During 1997 and 1996, the Company provided unproved property impairments of $700,000 and $2.8 million, respectively. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

         The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties and other assets. Oil and gas properties are generally assessed on a property-by-property basis. If an impairment is indicated based on undiscounted expected future net cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future net cash flows. Accordingly, during 1997 and 1995, the Company provided for $6.6 million and $27.4 million, respectively, for such impairments. During 1996, the Company did not provide for any such impairments.

Section 29 Tax Credits

         The Company from time to time enters into  arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $2.4 million during 1997 and $2.5 million during each of 1996 and 1995. Of these amounts, $1.3 million in 1997 and $1.5 million in 1996 were recognized by Patina. These arrangements, excluding Patina, are expected to continue through 2002.

Gas Imbalances

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1997 and 1996 were not significant.

Financial Instruments

         The following table sets forth the book value and estimated fair values of financial instruments:

                                                                    December 31,               December  31,
                                                                       1997                       1996
                                                              ----------------------     ----------------------
                                                                Book         Fair          Book         Fair
                                                                Value        Value         Value        Value
                                                              ---------    ---------     ---------    ---------
                                                                                (In thousands)
         SOCO
              Cash and equivalents                            $  89,443    $  89,443     $  21,769    $  21,769
              Investments                                       143,066      143,066       129,681      163,477
              Senior debt                                            (1)          (1)      (93,731)     (93,731)
              Subordinated notes                               (173,635)    (178,063)       -            -
              Convertible subordinated notes                     -            -            (80,748)     (82,866)
              Long-term commodity contracts                      -             7,318        -             5,040
              Interest rate swap                                 -            -             -               (19)
         Patina
              Cash and equivalents                               -            -              6,153        6,153
              Senior debt                                        -            -            (94,500)     (94,500)
              Subordinated notes                                 -            -           (103,094)    (105,650)


         The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes and convertible subordinated notes are estimated based on their December 31, 1997 and 1996 closing prices on the New York Stock Exchange.

         From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales in the period to which the contracts relate.

         In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu's per day through 2004. At December 31, 1997, that volume represented approximately 30% of the Company's Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

         At December 31, 1997, the Company had entered into various swap sales contracts with a weighted average price (NYMEX based) of $2.62 for contract volumes of 4,205,000 MMBtu's of natural gas for January 1998 through May 1998. Also, the Company had entered into various swap sales contracts with a weighted average price (CIG-Inside FERC based) of $2.14 for contract volumes of 2,250,000 MMBtu's of natural gas for January 1998 through March 1998. The unrecognized gain on these contracts totaled $2.4 million based on December 31, 1997 market values.

         Subsequent to December 31, 1997, the Company has entered into additional swap sales contracts with a weighted average price (NYMEX based) of $2.30 for contract volumes of 17,120,000 MMBtu's of natural gas for April 1998 through October 1998. Also, the Company has entered into additional swap sales contracts with a weighted average price (CIG-Inside FERC based) of $1.71 for contract volumes of 3,638,000 MMBtu's of natural gas for April 1998 through October 1998.

         In September 1995, the Company entered into an interest rate swap covering $50 million of its bank debt. The agreement required payment to a counterparty based on a fixed rate of 5.585% and required the counterparty to pay the Company interest at the then current 30 day LIBOR rate. Accounts receivable or payable under this agreement were recorded as adjustments to financing costs and settled on a monthly basis. The agreement matured in September 1997. At December 31, 1996, the fair value of the agreement was estimated at the net present value discounted at 10%.

Other

         All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification.

(3)       INVESTMENTS

          The Company has investments in foreign energy companies and long-term notes receivable. The following table sets forth the book values and estimated fair values of these investments:

                                                               December 31, 1997             December 31, 1996
                                                          --------------------------    --------------------------
                                                             Book           Fair           Book           Fair
                                                             Value          Value          Value          Value
                                                          -----------    -----------    -----------    -----------
                                                                              (In thousands)

          Marketable securities                           $   143,066    $   143,066    $   115,558    $   115,558
          Equity method investments                            -              -               8,789         42,585
          Long-term notes receivable                           -              -               5,334          5,334
                                                          -----------    -----------    -----------    -----------

                                                          $   143,066    $   143,066    $   129,681    $   163,477
                                                          ===========    ===========    ===========    ===========

         The Company follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in marketable securities accounted for using the cost method and long-term notes receivable be adjusted to their market value with a corresponding increase or decrease to stockholders' equity. The pronouncement does not apply to investments accounted for using the equity method.

Cairn

         From May 1993 to November 1996, the Company had an investment in Command Petroleum Limited ("Command"), an Australian oil company, which was accounted for using the equity method. In November 1996, the Company exchanged its interest in Command for 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. The Company recognized a gain of $65.5 million in 1996 as a result of this exchange.

SOCI plc

         In 1993, SOCO Perm Russia, Inc. ("SOCO Perm"), was organized by the Company and a U.S. industry participant. SOCO Perm and a Russian partner formed the Permtex joint venture to develop proven oil fields in the Volga-Urals Basin of Russia. A private placement in April 1996 reduced the Company's interest to 34.91%. The Company recognized a gain of $2.6 million as a result of this transaction.

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

         In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of SOCO International Operations, Inc., which included the Company's interests in SOCO Perm, SOCO Tamtsag and certain Thailand properties, for shares of SOCI plc. Certain minority interest owners in these ventures also contributed their interests. As part of the listing, SOCI plc acquired Cairn's UK onshore company as well as certain assets in Yemen and Tunisia that were formerly owned by Command. The offering raised approximately $75 million of new equity capital for SOCI plc. The Company received 7.8 million shares (15.9% of the total) of SOCI plc, which it has agreed not to sell for the two-year period following the listing. The Company recognized a gain of $19.8 million as a result of this exchange.

Marketable Securities

         As a result of the transactions described above, the Company has investments in equity securities of two publicly traded foreign energy companies, Cairn and SOCI plc. Both investments are accounted for using the cost method. In the first quarter of 1997, the Company sold 4.5 million Cairn shares at an average price of $8.81 per share realizing $39.2 million in proceeds resulting in a gain of $13.0 million. The Company's carrying cost in the Cairn and SOCI plc shares was $73.1 million and $30.9 million, respectively, at December 31, 1997. The market value of the Cairn and SOCI plc shares approximated $96.1 million and $47.0 million, respectively, at December 31, 1997. In accordance with SFAS 115, at December 31, 1997 and 1996, respectively, investments were increased by $39.0 million and $20.4 million in gross unrealized holding gains, stockholders' equity was increased by $25.3 million and $11.9 million and deferred taxes payable were increased by $13.7 million and $7.2 million. In addition, minority interest liability was increased by $1.3 million at December 31, 1996.

Notes Receivable

         The Company held notes receivable due from a director at December 31, 1997 and 1996. At December 31, 1996, the Company also held a long-term note receivable due from SOCO Tamtsag, a Mongolian affiliate, with a book value of $4.7 million which was contributed to SOCI plc along with the Company's interest in SOCO Tamtsag in May 1997. The notes from a director, which originated in connection with an option to purchase 10% of the Company's international affiliates are due April 10, 1998, and are secured by shares of the Company which are owned by the director. At December 31, 1997, the notes were classified as current assets in the accompanying financial statements and had a book value of $647,000. At December 31, 1997 and 1996, the fair value of the notes receivable, based on existing market conditions and the anticipated future net cash flow related to the notes, approximated their carrying cost.

(4)      OIL AND GAS PROPERTIES AND GAS FACILITIES

         The cost of oil and gas properties at December 31, 1997 and 1996 includes $21.3 million and $32.7 million of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                             Excluding Patina
                                                            --------------------------------------------------
                                                               1997               1996                 1995
                                                            -----------       ------------         -----------
                                                                             (In thousands)

     Proved acquisitions                                    $     3,338       $     54,708         $    13,025
     Acreage acquisitions                                         5,609             24,589               7,388
     Development                                                 74,676             34,774              50,437
     Exploration                                                 17,217              4,364               7,798
     Gas processing, transportation and other                     3,096              3,612               7,873
                                                            -----------       ------------         -----------
                                                            $   103,936       $    122,047         $    86,521
                                                            ===========       ============         ===========

                                                                                  Patina
                                                            --------------------------------------------------
                                                                1997               1996                1995
                                                            ------------      ------------         -----------
                                                                              (In thousands)

     Proved acquisitions                                    $        338      $    218,380         $       650
     Development                                                  11,322             8,301              12,141
     Exploration                                                     121               224                 416
     Gas processing, transportation and other                        329           -                        13
                                                            ------------      ------------         -----------
                                                            $     12,110      $    226,905         $    13,220
                                                            ============      ============         ===========


         Excluding Patina, the 1997 development expenditures of $74.7 million were concentrated in the Gulf of Mexico and Rocky Mountains. During 1997, the Company placed 72 wells on sales with 24 wells in progress at year end. 1997 exploration costs include the costs of two exploratory dry holes in the Gulf of Mexico and continuing seismic programs in the Gulf of Mexico, northern Louisiana and the Rocky Mountains.

         Proved acquisitions during 1996 included $218.4 million related to the formation of Patina including the acquisition of Gerrity Oil & Gas Corporation ("GOG"). In October 1997, the Company sold its interest in Patina. Net proceeds from the sale were approximately $127 million.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                      December 31,        December 31,
                                                                         1997                 1996
                                                                      ------------        ------------
                                                                               (In thousands)

          SOCO subordinated notes                                      $   173,635          $  -
          SOCO bank facility                                                     1             93,731
          SOCO convertible subordinated notes                               -                  80,748
                                                                       -----------          ---------
                                                                           173,636            174,479
          Patina subordinated notes                                         -                 103,094
          Patina bank facilities                                            -                  94,500
                                                                       -----------          ---------
                                                                       $   173,636          $ 372,073
                                                                       ===========          =========

         SOCO maintains a $500 million revolving credit facility ("SOCO Facility"). The SOCO Facility is divided into a $400 million long-term portion and a $100 million short-term portion. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility was $120 million at December 31, 1997. Borrowings under the facility generally bear interest at prime, with an option to select

LIBOR plus .75% or CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth, as defined. During 1997, the average interest rate under the facility was 6.5%. The Company pays certain fees based on the unused portion of the borrowing base. Covenants, in addition to other requirements, require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of additional debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $120 million was available for the payment of dividends and other restricted payments at December 31, 1997.

         In June 1997, SOCO issued $175.0 million of 8.75% Senior Subordinated Notes ("Notes") due June 15, 2007. The Notes were sold at a discount resulting in an 8.875% effective interest rate. The net proceeds of the offering were $168.3 million which were used to redeem convertible subordinated notes and pay down the balance outstanding under the credit facility. The Notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375% of principal, and at prices declining to 100% of principal on or after June 15, 2005. Upon the occurrence of a change of control, as defined in the Notes, SOCO would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, SOCO would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100% of the principal amount thereof. The Notes are unsecured general obligations of SOCO and are subordinated to the SOCO Facility and to any existing and future indebtedness of SOCO's subsidiaries. The Notes contain covenants that, among other things, limit the ability of SOCO to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments at December 31, 1997. The Company's international subsidiaries and Patina are considered unrestricted subsidiaries. As such, their activities and the proceeds realized from any disposition of these interests are not restricted by the Note convenants.

         In 1994, SOCO issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes were convertible into common stock at $22.57 per share. During 1996 and the first six months of 1997, the Company repurchased $3.8 million and $824,000, respectively, of these notes in accordance with a repurchase program. The notes were redeemed by the Company in June 1997 at 103.51% of principal. As a result of the note redemption, the Company incurred a loss of $4.4 million or $2.8 million net of tax ($.09 per common share) which has been recorded as an extraordinary item in the accompanying financial statements.

         As a result of the disposition of Patina in October 1997, Patina's indebtedness is no longer included in the Company's consolidated financial statements.

         Scheduled maturities of indebtedness for the next five years are zero in 1998 and 1999, $1,000 in 2000 and zero in 2001 and 2002. The long-term portion of the SOCO Facility is scheduled to expire in 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

         Consolidated cash payments for interest were $28.6 million, $21.9 million and $22.1 million, respectively, for 1997, 1996 and 1995.

(6)      FEDERAL INCOME TAXES

         At December 31, 1997, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for 1997, 1996 and 1995 follows:

                                                               1997                  1996                1995
                                                            ----------            -----------         ----------

Federal statutory rate                                             35%                    35%               (35%)
Net change in valuation allowance                                  (3%)                  (29%)            -
Tax effect of cumulative earnings of subsidiary                     1%                 -                  -
Loss in excess of net deferred tax liability                    -                      -                     32%
                                                            ----------             ----------          ---------
Effective income tax rate                                          33%                     6%                (3%)
                                                            ==========             ==========          =========

         For book purposes, the components of the net deferred tax asset and liability at December 31, 1997 and 1996, respectively, were:

                                                                          1997               1996
                                                                       -----------        -----------
                                                                               (In thousands)
Deferred tax assets
     NOL and capital loss carryforwards                                $    27,307        $    65,126
     AMT credit carryforwards                                                1,401                644
     Production payment receivables                                          5,557             32,654
     Reserves and other                                                      6,031              5,613
                                                                       -----------        -----------
                                                                            40,296            104,037
                                                                       -----------        -----------

Deferred tax liabilities
     Depreciable and depletable property                                   (30,964)           (59,865)
     Investments and other                                                 (25,884)           (42,252)
     Unrealized investments gains                                          (15,097)            (7,131)
                                                                       ------------       -----------
                                                                           (71,945)          (109,248)
                                                                       -----------        -----------

Deferred tax liability                                                     (31,649)            (5,211)
Valuation allowance                                                        -                   (3,823)
                                                                       -----------        -----------

Net deferred tax liability                                             $   (31,649)       $    (9,034)
                                                                       ===========        ===========

         The Company had regular net operating loss carryforwards of $78.0 million at December 31, 1997. The majority of these carryforwards expire between 2006 and 2010 with a minimal amount expiring between 1998 and 2005. At December 31, 1997, the Company also had alternative minimum tax credit carryforwards of $1.4 million which are available indefinitely. Cash payments for income taxes were $500,000 in 1997 and $245,000 in 1995. No cash payments were made for income taxes in 1996.

(7)       STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 35.7 million were issued and 33.3 million were outstanding at December 31, 1997. In 1997, the Company issued a total of 4.2 million shares of common stock as follows: 3.6 million for the conversion of preferred shares, 300,000 in exchange for 2.1 million of outstanding warrants and 308,000 primarily for the exercise of stock options. The Company also issued 530,000 shares of treasury stock in exchange for a director's 10% interest in SOCO International Holdings, Inc. During 1997, the Company repurchased 2.6 million shares of common stock for $45.6 million. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore, Inc. (formerly DelMar Operating, Inc.) and 267,000 shares issued primarily for the exercise of stock options and repurchased 725,000 shares of common stock for $7.0 million. Quarterly dividends of $.065 per share were paid in 1997 and 1996. For book purposes, for the period between June 1995 and September 1996, common stock dividends were in excess of retained earnings and, as such, were treated as distributions of capital.

         A total of 10 million preferred shares, $.01 par value, have been authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. During 1996, the Company repurchased 6,000 shares for $142,000. During 1997, the Company called the preferred stock for redemption. The preferred stock was convertible into common stock at $20.46 per share or the liquidation preference was $25.00 per depositary share, plus accrued and unpaid dividends. As a result of the call, 72% of the preferred shares were converted into 3.6 million shares of common stock. The remaining preferred shares were redeemed for $29.1 million before accrued dividends and a redemption premium. The Company paid $5.0 million and $6.2 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during 1997 and 1996, respectively. A $1.0 million redemption premium for the preferred shares is also included in the 1997 preferred dividend amount in the statement of operations.

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which prescribes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." In accordance with SFAS 128, income applicable to common has been calculated based on the weighted average shares outstanding during the year and income applicable to common-assuming dilution has been calculated assuming the exercise or conversion of all dilutive securities as of January 1, 1997 and 1996, or as of the date of issuance if later. The following table illustrates the calculation of earnings per share for income from continuing operations.

                                                                Income                 Shares          Per-Share
                                                             ------------             --------       ------------
       For the Year Ended December 31, 1997
       ------------------------------------
Income before extraordinary item                              $    35,465
Preferred dividends                                                (5,978)
                                                              -----------

Income applicable to common
Income available to common shareholders                            29,487              30,588        $       .96


Effect of Dilutive Securities
Stock options                                                                             513
                                                              -----------         -----------
Income applicable to common-assuming dilution
Income available to common shareholders +
    assumed conversions                                       $    29,487              31,101        $       .95
                                                              ===========         ===========        ===========

       For the Year Ended December 31, 1996
       ------------------------------------
Income before extraordinary item                              $    62,950
Preferred dividends                                                (6,210)
                                                              -----------

Income applicable to common
Income available to common shareholders                            56,740              31,308        $      1.81

Effect of Dilutive Securities
Stock options                                                                             153
Convertible preferred stock                                         6,210               5,052
                                                              -----------         -----------

Income applicable to common-assuming dilution
Income available to common shareholders +
    assumed conversions                                       $    62,950              36,513        $      1.72
                                                              ===========         ===========        ===========


         As of December 31, 1997, the only potentially dilutive securities outstanding were stock options that have yet to be exercised.

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

          At December 31, 1997, the Company has two fixed stock option compensation plans, which are described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with the method established by SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1997              1996             1995
                                                              ---------         --------         ---------

Net income (loss)                   As Reported                $ 32,617         $ 62,950          $(39,831)
                                    Pro forma                  $ 29,260         $ 61,936          $(40,567)

Net income (loss) per common        As Reported                  $  .87           $ 1.81            $(1.53)
     share                          Pro forma                    $  .76           $ 1.78            $(1.55)

         The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 1.6%, 2.8% and 1.9%; expected volatility of 41%, 44% and 46%; risk-free interest rates of 6.1%, 5.7% and 7.2%; and an expected life of 4.5 years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below (shares are in thousands):

                                           1997                      1996                       1995
                                   --------------------       -------------------      ---------------------
                                              Weighted-                 Weighted-                  Weighted-
                                               Average                   Average                    Average
                                              Exercise                  Exercise                   Exercise
                                   Shares       Price         Shares      Price        Shares        Price
                                   ------   -----------       ------    ---------      ------      ---------

Outstanding at beginning
   of year                          1,674      $12.72          1,711     $13.21         1,484       $12.96
Granted                             1,013       16.82            519       9.50           610        14.06
Exercised                            (295)      11.27           (255)      6.69          (124)        7.34
Forfeited                             (65)      14.88           (301)     14.71          (259)       16.62
                                   ------                     ------                  -------
Outstanding at end of year          2,327       14.64          1,674      12.72         1,711        13.21
                                   ======                     ======                  =======

Options exercisable at
   year end                         1,105                        772                      743

Weighted-average fair
   value of options
   granted during
   the year                         $5.96                       $3.27                   $5.78

         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                      Options Outstanding                           Options Exercisable
                     ----------------------------------------------------     --------------------------------
                                           Weighted-
                         Number             Average                              Number
       Range         Outstanding at        Remaining         Weighted-        Exercisable at      Weighted-
        of            December 31,      Contractual Life      Average          December 31,        Average
  Exercise Prices         1997             (in years)      Exercise Price         1997          Exercise Price
-----------------    --------------     ----------------   --------------     ---------------   --------------
 $ 6.00  to  9.75          443,000            3.0             $ 8.64                  232,000       $ 7.96
  10.63  to 14.13          585,000            2.1              13.58                  427,000        13.55
  16.13  to 17.50          858,000            4.0              16.24                  176,000        16.37
  18.13  to 23.81          441,000            2.9              18.93                  270,000        18.27
                     -------------                                              -------------
 $ 6.00  to 23.81        2,327,000            3.1             $14.64                1,105,000       $13.97
                     -------------                                              -------------


(8)      MAJOR CUSTOMERS

         In 1997, Sonat Marketing Company accounted for approximately 17% of revenues, Engage Energy accounted for approximately 14%, and Duke Power and Energy accounted for approximately 12%. In 1996, Duke Power and Energy accounted for approximately 11% of revenues. In 1995, Amoco Production Company accounted for approximately 10% of revenues. Management believes that the loss of any individual purchaser would not have a material adverse impact on the financial position or results of operations of the Company.

(9)       EMPLOYEE RETIREMENT PLAN

         The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate after the completion of four months of service and may contribute up to 15% of their compensation. The Board of Directors elected to contribute an amount equal to at least 7% of each employee's pretax salary for the years ended December 31, 1997, 1996 and 1995 resulting in total Company contributions of $766,000, $1.2 million and $1.0 million, respectively.

(10)      GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Pursuant to the Notes, all of the Company's subsidiaries except Patina and SOCO International (the "Unrestricted Subsidiaries") would be guarantors of the Notes (the "Restricted Group"). The condensed consolidating financial information below shows the impact of the guarantors and the Unrestricted Subsidiaries to the Company's consolidated position as of and for the year ended December 31, 1997. "SOCO" includes all subsidiaries other than SOCO Offshore and the Unrestricted Subsidiaries. In the aggregate, the subsidiaries other than SOCO Offshore and the Unrestricted Subsidiaries hold less than 10% of the total assets and revenues included in SOCO.




                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                               December 31, 1997
                                                 (In thousands)
                                           Restricted Group
                                      ----------------------------
                                                           SOCO          Unrestricted
                                         SOCO            Offshore        Subsidiaries     Eliminations     Consolidated
                                      -----------      -----------       ------------     ------------     ------------

Current assets                        $    87,843      $    21,671       $     4,361      $   -             $   113,875
Investments                               141,501          -                 143,066         (141,501)          143,066
Oil and gas properties, net               174,160          100,144           -                -                 274,304
Gas facilities and other, net              14,843          -                 -                -                  14,843
                                      -----------      -----------       -----------      -----------       -----------
     Total assets                     $   418,347      $   121,815       $   147,427      $  (141,501)      $   546,088
                                      ===========      ===========       ===========      ===========       ===========

Current liabilities                   $    52,201      $     5,348       $   -            $   -             $    57,549
Senior debt                                     1          -                 -                -                       1
Subordinated notes                        173,635          -                 -                -                 173,635
Deferred taxes payable                    (15,832)         -                  47,481          -                  31,649
Other noncurrent liabilities                7,413           12,085           -                -                  19,498
Total stockholders' equity                200,929          104,382            99,946         (141,501)          263,756
                                      -----------      -----------       -----------      -----------       -----------
     Liabilities and stockholders'
         equity                       $   418,347      $   121,815       $   147,427      $  (141,501)      $   546,088
                                      ===========      ===========       ===========      ===========       ===========



                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                           Year Ended December 31, 1997
                                                  (In thousands)
                                                        Restricted Group
                                                   -----------------------------
                                                                        SOCO         Unrestricted
                                                      SOCO            Offshore       Subsidiaries      Consolidated
                                                   -----------      ------------     ------------      ------------

Revenues                                           $    90,015      $     59,549      $   106,164      $    255,728
Expenses                                                86,029            44,117           68,142           198,288
                                                   -----------      ------------      -----------      ------------
Income before taxes, minority interest
     and extraordinary item                              3,986            15,432           38,022            57,440
Income taxes                                             5,504           -                 12,352            17,856
Minority interest                                      -                 -                  4,119             4,119
Extraordinary item                                       2,848           -                -                   2,848
                                                   -----------       -----------      -----------       -----------
Net income                                         $    (4,366)      $    15,432      $    21,551       $    32,617
                                                   ===========       ===========      ===========       ===========

(11)     COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $2.4 million for 1998, $2.6 million for 1999 and 2000, $1.7 million for 2001 and $153,000 for 2002.

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20%. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully comingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, co-mingling, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $100 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. The suit is currently in discovery.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes that resolution should not have a material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

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

         In April 1995, the Company settled a lawsuit in Harris County, Texas filed by certain landowners relating to certain alleged problems at a Company well site. The Company recorded a charge of $4.4 million during 1995 to reflect the cost of the settlement. A primary insurer honored its commitments in full and participated in the settlement. The Company's excess carriers have declined, to date, to honor indemnification for the loss. Based on the advice of counsel, the Company has brought suit against the non-participating carriers for the great majority of the cost of settlement.

         In the second quarter of 1996, the Company received $1.5 million in proceeds related to a judgment involving a pipeline dispute.

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

(12)  UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

         Independent petroleum consultants directly evaluated 87%, 99%, and 81% of proved reserves at December 31, 1997, 1996 and 1995, respectively. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves.

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

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the tables below represent estimates only. Oil and gas reserve engineering must be recognized as a process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered.

         All reserves included in the tables below are located onshore in the United States and in the waters of the Gulf of Mexico. The first set of tables reflects the Company, excluding Patina (including Wattenberg area reserves of the Company prior to formation of Patina in May 1996), and the second set of tables shows consolidated Company totals.

EXCLUDING PATINA

Quantities of Proved Reserves -                                             Crude Oil     Natural Gas
                                                                            ---------     -----------
                                                                             (MBbl)         (MMcf)

Balance, December 31, 1995                                                    16,826         256,861

          Revisions                                                            3,407          42,699
          Extensions, discoveries and additions                                  845          60,479
          Production                                                          (2,196)        (31,893)
          Purchases                                                              891          41,606
          Sales                                                               (1,751)        (60,775)
                                                                           ---------       ---------

Balance, December 31, 1996                                                    18,022         308,977

          Revisions                                                             (266)         (6,649)
          Extensions, discoveries and additions                                1,790         100,874
          Production                                                          (2,049)        (41,377)
          Purchases                                                               11           1,568
          Sales                                                                 (748)           (225)
                                                                           ---------       ---------

Balance, December 31, 1997                                                    16,760         363,168
                                                                           =========       =========


Proved Developed Reserves -                                                 Crude Oil     Natural Gas
                                                                            ---------     -----------
                                                                             (MBbl)         (MMcf)

December 31, 1995                                                             14,682         197,436
                                                                           =========      ==========

December 31, 1996                                                             16,070         200,664
                                                                           =========      ==========

December 31, 1997                                                             16,101         297,490
                                                                           =========      ==========

EXCLUDING PATINA

Standardized Measure -                                                  December 31,
                                                              --------------------------------
                                                                  1997                1996
                                                              ------------        ------------
                                                                       (In thousands)

Future cash inflows                                           $  1,016,597        $  1,476,338

Future costs:
          Production                                              (339,147)           (442,798)
          Development                                              (64,237)            (72,761)
                                                              ------------        ------------

Future net cash flows                                              613,213             960,779

Undiscounted income taxes                                         (148,049)           (246,113)
                                                              ------------        ------------

After tax net cash flows                                           465,164             714,666

10% discount factor                                               (173,346)           (276,010)
                                                              ------------        ------------

Standardized measure                                          $    291,818        $    438,656
                                                              ============        ============



Changes in Standardized Measure -
                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                   1997               1996
                                                               -----------        ------------
                                                                       (In thousands)

Standardized measure, beginning of year                        $   438,656        $    203,590

Revisions:
         Prices and costs                                         (284,824)            176,801
         Quantities                                                  2,676              10,414
         Development costs                                          (9,241)             (2,003)
         Accretion of discount                                      43,866              18,426
         Income taxes                                               70,050            (112,924)
         Production rates and other                                (31,871)             14,758
                                                               -----------        ------------

         Net revisions                                            (209,344)            105,472

Extensions, discoveries and additions                              142,209             108,006
Production                                                        (104,465)            (78,591)
Future development costs incurred                                   21,250              10,494
Purchases                                                            2,374             136,227
Sales                                                                1,138             (46,542)
                                                               -----------        ------------

Standardized measure, end of year                              $   291,818        $    438,656
                                                               ===========        ============




CONSOLIDATED

Quantities of Proved Reserves -                                                Crude Oil       Natural Gas
                                                                               ---------       -----------
                                                                                (MBbl)           (MMcf)

Balance, December 31, 1994                                                        34,977           511,251

          Revisions                                                               (3,633)          (89,455)
          Extensions, discoveries and additions                                      782            32,835
          Production                                                              (4,278)          (53,227)
          Purchases                                                                2,002            13,449
          Sales                                                                   (5,603)          (19,135)
                                                                             -----------       -----------

Balance, December 31, 1995                                                        24,247           395,718

          Revisions                                                                4,127            41,385
          Extensions, discoveries and additions                                    1,039            61,821
          Production                                                              (3,884)          (55,840)
          Purchases                                                               16,725           225,335
          Sales                                                                   (1,757)          (62,783)
                                                                             -----------       -----------

Balance, December 31, 1996                                                        40,497           605,636

          Revisions                                                               (3,829)          (34,334)
          Extensions, discoveries and additions                                    1,790           100,874
          Production                                                              (3,490)          (61,638)
          Purchases                                                                   11             1,568
          Sales                                                                  (18,219)         (248,938)
                                                                             -----------       -----------

Balance, December 31, 1997                                                        16,760           363,168
                                                                             ===========       ===========

         The  quantities of proved reserves above at December  31, 1996  include
5.8 MBbl and 77.1 MMcf related to the minority interest owners of Patina which was sold in October 1997.


Proved Developed Reserves -                                                    Crude Oil       Natural Gas
                                                                               ---------       -----------

                                                                                (MBbl)           (MMcf)

December 31, 1994                                                                 26,104           353,930
                                                                             ===========       ===========

December 31, 1995                                                                 21,637           330,524
                                                                             ===========       ===========

December 31, 1996                                                                 31,869           443,441
                                                                             ===========       ===========

December 31, 1997                                                                 16,101           297,490
                                                                             ===========       ===========

CONSOLIDATED

Standardized Measure -                                                          December 31,
                                                                       ------------------------------
                                                                           1997              1996
                                                                       -------------    -------------
                                                                               (In thousands)

Future cash inflows                                                    $  1,016,597     $  3,144,813

Future costs:
          Production                                                       (339,147)        (781,550)
          Development                                                       (64,237)        (233,617)
                                                                       ------------     ------------

Future net cash flows                                                       613,213        2,129,646

Undiscounted income taxes                                                  (148,049)        (540,520)
                                                                       ------------     ------------

After tax net cash flows                                                    465,164        1,589,126

10% discount factor                                                        (173,346)        (650,534)
                                                                       ------------     ------------

Standardized measure                                                   $    291,818     $    938,592
                                                                       ============     ============

          The table above includes standardized measure attributable to minority interests of $129.5 million at December 31, 1996.


Changes in Standardized Measure -
                                                                            Year Ended December 31,
                                                               -------------------------------------------------
                                                                  1997              1996                1995
                                                               ------------       -----------        -----------
                                                                                (In thousands)

Standardized measure, beginning of year                        $   938,592        $   331,106        $   361,682

Revisions:
         Prices and costs                                         (609,467)           528,525             18,975
         Quantities                                                  2,676             10,915            (30,495)
         Development costs                                          (9,241)           (13,027)            (2,806)
         Accretion of discount                                      81,361  (a)        46,045  (b)        36,168
         Income taxes                                              230,075           (242,536)            16,249
         Production rates and other                                (31,871)            11,052            (29,991)
                                                               -----------        -----------        -----------

         Net revisions                                            (336,467)           340,974              8,100

Extensions, discoveries and additions                              142,209            111,797             18,171
Production                                                        (164,330)          (146,257)           (96,232)
Future development costs incurred                                   21,250             18,400             43,551
Purchases                                                            2,374            330,225  (b)        31,142
Sales                                                             (311,810) (a)       (47,653)           (35,308)
                                                               -----------        -----------        -----------

Standardized measure, end of year                              $   291,818        $   938,592        $   331,106
                                                               ===========        ===========        ===========

(a)      In 1997,  $12.5  million in "Accretion of Discount" was included in "Sales" due to the sale of Patina in October 1997.

(b) In 1996, $12.9 million in "Purchases" were included in "Accretion of Discount" due to the significance of the accretion related to the reserves purchased in the acquisition of GOG.

                                                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


      (a)      1.  Reference is made to Item 8 on page 27.


               2. Schedules otherwise required by Item 8 have been omitted as not required or not applicable.

               3.  Exhibits.

      3.1      -   Certificate  of  Incorporation  of Registrant -- incorporated
                   by   reference  from   Exhibit  3.1   to   the   Registrant's
                   Registration Statement on Form S-4(Registration No.33-33455).

      3.1.1    -   Certificate of Amendment to  Certificate  of Incorporation of
                   Registrant filed February 9, 1990 --incorporated by reference from Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

      3.1.2    -   Certificate  of  Amendment to Certificate of Incorporation of
                   Registrant filed May 22, 1991 -- incorporated by reference from Exhibit 3.1.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-43106).

      3.1.3    -   Certificate  of  Amendment to Certificate of Incorporation of
                   Registrant filed May 24, 1993 -- incorporated by reference from Exhibit 3.1.5 to the Registrant's Quarterly Report on
                   Form  10-Q for the  quarter-ended  June 30,  1993  (File  No.
                   1-10509).

      3.2      -   By-laws of the Registrant, as amended.*

      4.1      -   Indenture   dated  as of June 10, 1997 between the Registrant
                   and Texas  Commerce  Bank  National  Association  relating to
                   Registrant's  8 3/4%  Senior  Subordinated  Notes due 2007 --
                   incorporated   by   reference   from   Exhibit   4.1  to  the
                   Registrant's  Current  Report on Form 8-K dated June 10, 1997
                   (File No. 1-10509).

      4.1.1    -   First  Supplemental  Indenture  dated  as of June 10, 1997 to
                   Exhibit 4.1.5 -- incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated June 10,
                   1997 (File No. 1-10509).

      4.1.2    -   Second  Supplemental  Indenture  dated as of June 10, 1997 to
                   Exhibit 4.1.5 -- incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 10,
                   1997 (File No. 1-10509).

      4.2      -   Rights   Agreement,  dated  as of May 27,  1997,  between the
                   Company and  ChaseMellon  Shareholder  Services,  L.L.C.,  as
                   Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Junior
                   Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B -- incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1997 (File No. 1-10509).

      4.3      -   Form of Certificate  of  Designation of Junior  Participating
                   Preferred  Stock  setting  forth  the  terms  of  the  Junior
                   Participating Preferred Stock, par value $.01 per share -- incorporated by reference from Exhibit A to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1997
                   (File No.1-10509).

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
                   1-10509).

      10.2     -   Registrant's Amended and Restated 1989 Stock Option Plan.*

      10.3     -   Registrant's Deferred Compensation Plan for Select Employees,
                   adopted  effective June 1, 1994, as amended.*

      10.4     -   Registrant's  Profit   Sharing  &  Savings  Plan and Trust as
                   amended and restated effective October 1, 1993 --incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended  September 30, 1993
                   (File No. 1-10509).

      10.5     -   Form of Indemnification Agreement --incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

      10.6     -   Form of Change in Control Protection Agreement --incorporated
                   by reference  from   Exhibit  10.11   to   the   Registrant's
                   Registration Statement on Form S-1(Registration No.33-43106).

      10.7     -   Long-term   Retention   and   Incentive  Plan  and  Agreement
                   between the Registrant and Charles A. Brown --incorporated by reference from Exhibit 10.1.2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended June 30, 1993 (File
                   No. 1-10509).

      10.8     -   Agreement  dated  as of April 30, 1993 between the Registrant and Edward T. Story --incorporated  by reference from Exhibit
                   10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10509).

      10.9     -   Formation  and  Capitalization Agreement dated as of December
                   30, 1996 among  Registrant,  SOCO  International,  Inc., SOCO
                   International Holdings, Inc., SOCO International  Operations,
                   Inc. and Edward T. Story. --  incorporated  by reference from
                   Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10509).

      10.9.1   -   Promissory  Note  dated   December  30,  1996 from  Edward T.
                   Story payable to the order of SOCO International Holdings, Inc. -- incorporated by reference from Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 1-10509).

      10.9.2   -   Promissory  Note  dated   December  30,  1996  from Edward T.
                   Story payable to the order of SOCO International Operations, Inc. -- incorporated by reference from Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 1-10509).

      10.9.3   -   Exchange   Agreement   dated   July  10,  1997   between SOCO
                   International, Inc. and Edward T. Story, Jr. *

      10.10    -   Amended  and  Restated Stock Repurchase Agreement dated as of
                   July 31, 1997 and amended and restated as of September 18, 1997 among the Registrant and Patina Oil & Gas Corporation -- incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-3 of Patina Oil & Gas
                   Corporation (Commission File No. 333-32671).

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

      10.11.2  -   Second  Amendment  dated  as  of  June  30,  1995   to  Fifth
                   Restated  Credit Agreement -- incorporated  by reference from
                   Exhibit 10.12.2 to Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1995 (File No. 1-10509).

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

      10.11.5  -   Fifth  Amendment  dated  as  of   November  1,  1996 to Fifth
                   Restated  Credit Agreement -- incorporated  by reference from
                   Exhibit  10.11.5 to the  Registrant's  Annual  Report on Form
                   10-K for the year ended December 31, 1996 (File No. 1-10509).

      10.11.6  -   Sixth Amendment dated  as  of  May 19, 1997 to Fifth Restated
                   Credit  Agreement -- incorporated  by reference  from Exhibit
                   10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-10509).

      10.11.7  -   Seventh  Amendment  dated  as  of  October 13, 1997  to Fifth
                   Restated Credit Agreement. *

      10.12    -   Directors  Deferral  Plan  for  Independent  Directors of the
                   Registrant. *

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

      10.14    -   Employment  Agreement  effective  as  of  May 2, 1997 between
                   Snyder Oil Corporation and William G. Hargett -- incorporated by reference from Exhibit 1 to the Registrant's Current
                   Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

      10.15    -   Indemnification  Agreement  dated  as  of May 2, 1997 between
                   Snyder Oil Corporation and William G. Hargett -- incorporated by reference from Exhibit 2 to the Registrant's Current
                   Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

      10.16    -   Severance  Agreement  dated  as  of  April 17,  1997  between
                   Snyder Oil Corporation and Thomas J. Edelman -- incorporated by reference from Exhibit 3 to the Registrant's Current
                   Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

      10.17    -   Advisory  Agreement  entered into effective as of May 1, 1997 between Snyder Oil Corporation and Thomas J. Edelman -- incorporated by reference from Exhibit 4 to the Registrant's
                   Current  Report on Form 8-K dated  April 24,  1997  (File No.
                   1-10509).

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

      99.1     -   Reserve  letter from  Netherland,  Sewell & Associates,  Inc.
                   dated February 5, 1998 to the Snyder Oil Corporation interest as of December 31, 1997.*

      (b) The following report on Form 8-K was filed during the quarter ended December 31, 1997:

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




/s/ John C. Snyder      Director and Chairman of the Board     February 27, 1998
----------------------  (Principal Executive Officer)
John C. Snyder

/s/ William G. Hargett  Director, President and Chief          February 27, 1998
----------------------  Operating Officer
William G. Hargett


/s/ Roger W. Brittain   Director                               February 27, 1998
----------------------
Roger W. Brittain


/s/ John A. Hill        Director                               February 27, 1998
----------------------
John A. Hill


/s/ William J. Johnson  Director                               February 27, 1998
----------------------
William J. Johnson


/s/ B. J. Kellenberger  Director                               February 27, 1998
----------------------
B. J. Kellenberger


/s/ Harold R.Logan, Jr. Director                               February 27, 1998
----------------------
Harold R. Logan, Jr.


/s/ James E. McCormick  Director                               February 27, 1998
----------------------
James E. McCormick


/s/ Edward T.  Story    Director                               February 27, 1998
----------------------
Edward T.  Story

/s/ Mark A. Jackson     Senior Vice President and Chief        February 27, 1998
----------------------  Financial Officer (Principal Financial
Mark A. Jackson         and Accounting Officer)