Form 10-Q
period 1998-03-31
SNYDER OIL CORP
filed 1998-05-14
CIK 860713

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                              ------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     ---------------------

                         Commission file number 1-10509
                                               ---------
                             SNYDER OIL CORPORATION
--------------------------------------------------------------------------------
           Delaware                                            75-2306158
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 777 Main Street, Fort Worth, Texas                                76102
---------------------------------------                        -------------
(Address of principal executive offices)                         (Zip Code)

(Registrant's telephone number, including area code)  (817) 338-4043
                                                    ------------------

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

          33,498,273 Common Shares were outstanding as of May 12, 1998

PART I.  FINANCIAL INFORMATION

         The financial statements included herein have been prepared in conformity with generally accepted accounting principles. The statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations.


                                              SNYDER OIL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)

                                                                                 March 31,           December 31,
                                                                                   1998                 1997
                                                                                -----------          ------------
                                                                                (Unaudited)

                                                     ASSETS
Current assets
     Cash and equivalents                                                       $   72,391           $    89,443
     Accounts receivable                                                            19,895                21,521
     Inventory and other                                                             3,007                 2,911
                                                                                ----------           -----------
                                                                                    95,293               113,875
                                                                                ----------           -----------

Investments                                                                        118,408               143,066
                                                                                ----------           -----------

Oil and gas properties, successful efforts method                                  434,615               410,973
     Accumulated depletion, depreciation and amortization                         (147,847)             (136,669)
                                                                                ----------           -----------
                                                                                   286,768               274,304
                                                                                ----------           -----------

Gas facilities and other                                                            22,489                21,317
     Accumulated depreciation and amortization                                      (7,164)               (6,474)
                                                                                ----------           -----------
                                                                                    15,325                14,843
                                                                                ----------           -----------
                                                                                $  515,794           $   546,088
                                                                                ==========           ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   20,692           $    23,278
     Accrued liabilities                                                            30,096                34,271
                                                                                ----------           -----------
                                                                                    50,788                57,549
                                                                                ----------           -----------

Senior debt                                                                              1                     1
Subordinated notes                                                                 173,662               173,635

Deferred taxes payable                                                              24,007                31,649
Other noncurrent liabilities                                                        19,252                19,498

Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par, 75,000,000 shares authorized,
         35,866,613 and 35,696,213 shares issued                                       359                   357
     Capital in excess of par value                                                236,225               234,118
     Retained earnings                                                              44,039                44,390
     Common stock held in treasury, 2,440,710 and 2,366,891 shares at cost         (41,863)              (40,461)
     Unrealized gain on investments                                                  9,324                25,352
                                                                                ----------           -----------
                                                                                   248,084               263,756
                                                                                ----------           -----------
                                                                                $  515,794           $   546,088
                                                                                ==========           ===========


                           The accompanying notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION

                                           CONSOLIDATED INCOME STATEMENTS
                                        (In thousands except per share data)
                                                                                  Three Months Ended March 31,
                                                                                   1998                  1997
                                                                                ----------           -----------
                                                                                          (Unaudited)
Revenues
   Oil and gas sales                                                            $   32,822           $    67,848
   Gas transportation, processing and marketing                                        854                 4,570
   Gains on sales of equity interests in investees                                  -                     13,000
   Gains on sales of properties                                                          1                 2,607
                                                                                ----------           -----------
                                                                                    33,677                88,025
                                                                                ----------           -----------

Expenses
   Direct operating                                                                  8,448                14,021
   Cost of gas and transportation                                                      402                 4,191
   Exploration                                                                       3,213                 1,700
   General and administrative                                                        4,150                 5,492
   Financing costs, net                                                              2,751                 6,579
   Other                                                                               123                 1,234
   Depletion, depreciation and amortization                                         11,762                23,208
                                                                                ----------           -----------

Income before income taxes and minority interest                                     2,828                31,600
                                                                                ----------           -----------

Provision for income taxes
   Current                                                                          -                     -
   Deferred                                                                            990                 8,871
                                                                                ----------           -----------
                                                                                       990                 8,871
                                                                                ----------           -----------

Minority interest in subsidiaries                                                   -                      2,803
                                                                                ----------           -----------

Net income                                                                           1,838                19,926

Preferred dividends                                                                 -                      1,550
                                                                                ----------           -----------

Net income applicable to common                                                 $    1,838           $    18,376
                                                                                ==========           ===========

Net income per common share                                                     $      .06           $       .59
                                                                                ==========           ===========

Net income per common share - assuming dilution                                 $      .05           $       .52
                                                                                ==========           ===========

Weighted average shares outstanding                                                 33,372                31,030
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


                                               SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                STOCKHOLDERS' EQUITY
                                                   (In thousands)

                                           Total      Unrealized      Common                    Capital in
                                       Stockholders'   Gains on     Stock Held     Retained      Excess of    Common     Preferred
                                         Equity       Investments   in Treasury    Earnings      Par Value     Stock       Stock
                                       ------------   -----------   -----------    ---------     ---------    -------    ---------
                                                          (1)

Balance, December 31, 1996               $294,668       $ 11,921      $ (3,510)     $ 25,711     $260,221     $  315     $   10

    Net income                             32,617           -             -           32,617         -            -          -

    Other comprehensive income,
      net of tax
      Unrealized gain on investments       13,431         13,431          -             -            -            -          -
                                       ----------
    Comprehensive income                   46,048
                                       ----------
    Issuance of 607,000 shares for
      common stock grants and
      exercise of stock options             2,957           -             -             -           2,951          6         -

    Conversion of subordinated
      notes into common                        25           -             -             -              25          -         -

    Issuance of 530,000 shares held
      in treasury                           8,655           -            8,655          -            -             -         -

    Repurchase of 2,647,000 shares
      of common                           (45,606)          -          (45,606)         -            -             -         -

    Repurchase of 291,000 shares
      of preferred                        (30,102)          -             -           (1,049)     (29,050)         -         (3)

    Conversion of 743,000 shares of
      preferred to 3,632,000 shares
      of common                              -              -             -             -             (29)        36         (7)

    Dividends                             (12,889)          -             -          (12,889)        -             -         -
                                         ---------      ---------     ---------    ----------   ---------     ------     ------

Balance, December 31, 1997                263,756         25,352       (40,461)       44,390      234,118        357         -

    Net income                              1,838           -             -            1,838         -           -           -

    Other comprehensive loss,
      net of tax
      Unrealized loss on investments      (16,028)       (16,028)         -             -            -           -           -
                                         ---------
    Comprehensive loss                    (14,190)
                                         ---------

    Issuance of 171,000 shares for
      common stock grants and
      exercise of stock options             2,109           -             -             -           2,107          2         -

    Repurchase of 74,000 shares
      of common                            (1,402)          -           (1,402)         -            -           -           -

    Dividends                              (2,189)          -             -           (2,189)        -           -           -
                                         ---------      ---------    ----------    ----------    ---------     ------    ------

Balance, March 31, 1998 (Unaudited)      $248,084        $ 9,324     $ (41,863)     $ 44,039     $236,225      $ 359     $   -
                                         =========      =========    ==========    ==========   ==========     ======    ======


(1) Represents total accumulated other comprehensive income.

                            The accompanying notes are an integral part of these statements.



                                               SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                 1998                    1997
                                                                             -----------             -----------
                                                                                         (Unaudited)
Operating activities
   Net income                                                                $     1,838             $    19,926
   Adjustments to reconcile net income to net
      cash provided by operations
          Gains on sales of equity interests in investees                         -                      (13,000)
          Gains on sales of properties                                                (1)                 (2,607)
          Equity in earnings of investees                                         -                         (222)
          Exploration expense                                                      3,213                   1,700
          Depletion, depreciation and amortization                                11,762                  23,208
          Amortization of discount on subordinated notes                              36                  -
          Deferred taxes                                                             990                   8,871
          Minority interest in subsidiaries                                       -                        2,803
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                                 1,626                  14,859
               Inventory and other                                                  (743)                    (74)
            Increase (decrease) in
               Accounts payable                                                   (2,586)                   (704)
               Accrued liabilities                                                 5,478                  (3,109)
               Other liabilities                                                    (303)                    124
                                                                             -----------             -----------
          Net cash provided by operations                                         21,310                  51,775
                                                                             -----------             -----------

Investing activities
   Acquisition, exploration and development                                      (37,527)                (55,913)
   Proceeds from sales of investments                                             -                       40,153
   Proceeds from sales of properties                                              -                        8,380
                                                                             -----------             -----------
          Net cash used by investing                                             (37,527)                 (7,380)
                                                                             -----------             -----------

Financing activities
   Issuance of common                                                              2,109                     739
   Decrease in indebtedness                                                       -                      (15,639)
   Dividends                                                                      (2,189)                 (3,607)
   Repurchase of stock                                                              (755)                (12,202)
   Repurchase of subordinated notes                                               -                       (3,716)
                                                                             -----------             -----------
          Net cash used by financing                                                (835)                (34,425)
                                                                             -----------             -----------

Increase (decrease) in cash                                                      (17,052)                  9,970
Cash and equivalents, beginning of period                                         89,443                  27,922
                                                                             -----------             -----------
Cash and equivalents, end of period                                          $    72,391             $    37,892
                                                                             ===========             ===========

Noncash investing and financing activities
   Exchange of Company stock to retire notes receivable                      $       647             $    -


                            The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS

         Snyder  Oil  Corporation  and  its  subsidiaries   (collectively,   the
"Company") are engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"). The Company, a Delaware corporation, is the successor to a company formed in 1978.

         In October 1997, the Company sold its 74% interest in Patina Oil and Gas Corporation ("Patina"). Net proceeds from the sale were approximately $127 million resulting in a $2.8 million gain, net of tax. For informational and comparative purposes, the following table represents the Company's condensed income statements, excluding Patina for 1997. Future results may differ substantially from these condensed statements due to changes in oil and gas prices, production declines and other factors. Therefore, such statements cannot be considered indicative of future operations.

(In thousands, except per share and production data)                           Three Months Ended March 31,
                                                                               1998                    1997
                                                                           -----------             -----------
Revenues
     Oil and gas sales                                                     $    32,822             $    38,408
     Other                                                                         855                  19,816
                                                                           -----------             -----------
                                                                                33,677                  58,224

Expenses
     Direct operating                                                            8,448                   9,046
     Exploration                                                                 3,213                   1,641
     General and administrative                                                  4,150                   4,165
     Financing costs, net                                                        2,751                   2,138
     Other                                                                         525                   5,110
     Depletion, depreciation and amortization                                   11,762                  10,780
                                                                           -----------             -----------

Income before taxes and minority interest                                        2,828                  25,344

Provision for income taxes                                                         990                   8,871
Minority interest                                                               -                          688
                                                                           -----------             -----------

Net income                                                                 $     1,838             $    15,785
                                                                           ===========             ===========

Net income per common share                                                $       .06             $       .46
                                                                           ===========             ===========

Weighted average shares outstanding                                             33,372                  31,030
                                                                           ===========             ===========

Daily Production
     Oil (Bbls)                                                                  5,095                   5,816
     Gas (Mcf)                                                                 136,041                 108,910

                            The accompanying notes are an integral part of these statements.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company. Affiliates in which the Company owns more than 50% but less than 100% are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns between 20% and 50% are accounted for using the equity method. Entities in which the Company owns less than 20% are accounted for using the cost method. At March 31, 1998, entities accounted for under this method included Cairn and SOCI plc. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its proportionate share of assets, liabilities, revenues and expenses are consolidated.

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

Producing Activities

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During the three months ended March 31, 1998 and 1997, the Company did not provide for any such impairments. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of 6 Mcf to 1 barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

         The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties and other assets. Oil and gas properties are generally assessed on a property-by-property basis. If an impairment is indicated based on undiscounted expected future net cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future net cash flows. During the three months ended March 31, 1998 and 1997, the Company did not provide for any such impairments.

Section 29 Tax Credits

         The Company has entered into arrangements to monetize its Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of

$255,000 and $801,000 during the three months ended March 31, 1998 and 1997, respectively. Of these amounts, $518,000 in 1997 was recognized by Patina. These arrangements, excluding Patina, are expected to continue through 2002.

Gas Imbalances

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at March 31, 1998 and December 31, 1997 were not significant.

Financial Instruments

         The following table sets forth the book value and estimated fair values of financial instruments:

                                                                 March 31,                   December  31,
                                                                   1998                          1997
                                                       ----------------------------   ---------------------------
                                                           Book           Fair            Book           Fair
                                                           Value          Value           Value          Value
                                                       -----------     ------------   ------------   ------------
                                                                             (In thousands)

              Cash and equivalents                     $    72,391     $    72,391    $    89,443    $    89,443
              Investments                                  118,408         118,408        143,066        143,066
              Senior debt                                       (1)             (1)            (1)            (1)
              Subordinated notes                          (173,662)       (179,813)      (173,635)      (178,063)
              Long-term commodity contracts                 -                7,566         -               7,318

         The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes are estimated based on their March 31, 1998 and December 31, 1997 closing prices on the New York Stock Exchange.

         From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales in the period to which the contracts relate.

         In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu's per day through 2004. At March 31, 1998, that volume represented approximately 33% of the Company's Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

         At March 31, 1998, the Company had entered into various swap sales contracts with a weighted average price (NYMEX based) of $2.30 for contract volumes of 17,275,000 MMBtu's (approximately 81,000 MMBtu's per day) of natural gas for April through October 1998. Also, the Company had entered into various swap sales contracts with a weighted average price (CIG-Inside FERC based) of $1.71 for contract volumes of 3,638,000 MMBtu's (approximately 17,000 MMBtu's per day) of natural gas for April through October 1998. The unrecognized loss on these contracts totaled $4.7 million based on March 31, 1998 product prices.

Other

         All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior years consolidated financial statements have been reclassified to conform with current classification. In the opinion of management, those adjustments to the financial statements (all of which are of a normal and recurring in nature) necessary to present fairly the financial position and results of operations have been made. These interim financial statements should be read in conjunction with the 1997 Annual Report on Form 10-K.

(3)       INVESTMENTS

         The Company holds marketable securities of two foreign energy companies accounted for using the cost method. The Company follows Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires that such investments be adjusted to their fair value with a corresponding increase or decrease to stockholders' equity. The following table sets forth the book/fair values and carrying costs of these investments (in thousands):

                                             March 31, 1998                    December 31, 1997
                                      ----------------------------       ----------------------------
                                       Book/Fair         Carrying         Book/Fair         Carrying
                                         Value             Cost             Value             Cost
                                      -----------      -----------       -----------      -----------
         Cairn                        $    81,143      $    73,140       $    96,062      $    73,140
         SOCI plc                          37,265           30,923            47,004           30,923
                                      -----------      -----------       -----------      -----------
                                      $   118,408      $   104,063       $   143,066      $   104,063
                                      ===========      ===========       ===========      ===========

Cairn

          In November 1996, the Company exchanged its interest in Command Petroleum Ltd for 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. In the first quarter of 1997, the Company sold 4.5 million shares at an average price of $8.81 per share realizing $39.2 million in proceeds resulting in a gain of $13.0 million. In accordance with SFAS 115, at March 31, 1998 and December 31, 1997, respectively, investments were increased by $8.0 million and $22.9 million in gross unrealized holding gains, stockholders' equity was increased by $5.2 million and $14.9 million and deferred taxes payable were increased by $2.8 million and $8.0 million. As of May 11,1998, the fair value of the Company's investment in Cairn was $66.8 million.

SOCI plc

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of SOCO International Operations, Inc., which included the Company's interests in projects in Russia, Mongolia and Thailand, for 7.8 million shares (15.9% of the total) of SOCI plc. The offering raised approximately $75 million of new equity capital for SOCI plc to fund its ongoing projects. The Company recognized a gain of $19.8 million as a result of this exchange and is restricted from selling its shares until May 1999. In accordance with SFAS 115, at March 31, 1998 and December 31, 1997, respectively, investments were increased by $6.3 million and $16.1 million in gross unrealized holding gains, stockholders' equity was increased by $4.1 million and $10.5 million and deferred taxes payable were increased by $2.2 million and $5.6 million.

Notes Receivable

          The Company held notes receivable due from a director at December 31, 1997, which originated in connection with an option to purchase 10% of the Company's international affiliates due April 10, 1998. As such, the notes were classified as current assets. In March 1998, the director tendered 31,000 shares of Company common stock to retire the notes.

(4)      OIL AND GAS PROPERTIES AND GAS FACILITIES

         The cost of oil and gas properties at March 31, 1998 and December 31, 1997 includes $22.2 million and $21.3 million of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                           Three           Year Ended December 31, 1997
                                                        Months Ended     ---------------------------------
                                                          March 31,        Excluding
                                                            1998            Patina              Patina
                                                       --------------    -------------       -------------
                                                                         (In thousands)

     Proved acquisitions                               $        3,270    $       3,338       $         338
     Acreage acquisitions                                       1,189            5,609              -
     Development                                               19,184           74,676              11,322
     Exploration                                                3,213           17,217                 121
     Gas processing, transportation and other                   1,185            3,096                 329
                                                       --------------    -------------       -------------
                                                       $       28,041    $     103,936       $      12,110
                                                       ==============    =============       =============

         Of the $19.2 million development expenditures, the majority was concentrated in the Gulf of Mexico and Rocky Mountains. During the three months ended March 31, 1998, the Company placed 17 wells on sales with 10 wells in progress at quarter end. In October 1997, the Company sold its interest in Patina with net proceeds of approximately $127 million.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                          March 31,       December 31,
                                                            1998              1997
                                                       --------------    -------------
                                                                (In thousands)

          Bank facility                                $            1    $           1
          Subordinated notes                                  173,662          173,635
                                                       --------------    -------------
                                                       $      173,663    $     173,636
                                                       ==============    =============

         The Company maintains a $500 million revolving credit facility. The facility is divided into a $400 million long-term portion and a $100 million short-term portion. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility was $120 million at March 31, 1998. Subsequent to quarter end, the Company elected to reduce its borrowing base to $100 million. Borrowings under the facility generally bear interest at prime, with an option to select LIBOR plus .75% or CD plus .75%. The margin on LIBOR or CD increases to 1% when the Company's consolidated senior debt becomes greater than 80% of its consolidated tangible net worth, as defined. During the first quarter 1998, the average interest rate available under the facility was 6.4%. The Company pays certain fees based on the unused portion of the borrowing base. Covenants, in addition to other requirements, require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incurrence of additional debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $130 million was available for the payment of dividends and other restricted payments at March 31, 1998.

         In June 1997, the Company issued $175.0 million of 8.75% Senior Subordinated Notes ("Notes") due June 15, 2007. The Notes were sold at a discount resulting in an 8.875% effective interest rate. The net proceeds of the offering were $168.3 million which were used to redeem convertible subordinated notes and pay down the balance outstanding under the credit facility. The Notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375% of principal, and at prices declining to 100% of principal on or after June 15, 2005. Upon the occurrence of a change of control, as defined in the Notes, the Company would be obligated to make an offer to purchase all outstanding Notes at a price of 101% of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100% of the principal amount thereof. The Notes are unsecured general obligations of the Company and are subordinated to the credit facility and to any existing and future indebtedness of the Company's subsidiaries. The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments at March 31, 1998. The Company's international investments are held through unrestricted subsidiaries. As such, their activities and the proceeds realized from any disposition of these interests are not restricted by the Note convenants.

         In 1994, the Company issued $86.3 million of 7% convertible subordinated notes due May 15, 2001. The net proceeds were $83.4 million. The notes were convertible into common stock at $22.57 per share. During 1996 and the first six months of 1997, the Company repurchased $3.8 million and $824,000, respectively, of these notes in accordance with a repurchase program. The notes were redeemed by the Company in June 1997 at 103.51% of principal. As a result of the note redemption, the Company incurred a loss of $4.4 million or $2.8 million net of tax ($.09 per common share) which was recorded as an extraordinary item.

         Scheduled maturities of indebtedness for the next five years are zero in 1998 and 1999, $1,000 in 2000 and zero in 2001 and 2002. The long-term portion of the credit facility is scheduled to expire in 2000. However, it is management's policy to renew both the short-term and long-term facilities and extend their maturities on a regular basis. Consolidated cash payments for interest were zero and $7.8 million, respectively, for the quarters ended March 31, 1998 and 1997.

(6)      FEDERAL INCOME TAXES

         At March 31, 1998, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for the three months ended March 31, 1998 and 1997 follows:

                                                                  Three Months Ended March 31,
                                                                   1998                 1997
                                                              -------------         -------------

     Federal statutory rate                                             35%                   35%
     Net change in subsidiary valuation allowance                       -                     (4%)
                                                              -------------         -------------
     Effective income tax rate                                          35%                   31%
                                                              =============         =============

         The Company had regular net operating loss carryforwards of $78.0 million at December 31, 1997. The majority of these carryforwards expire between 2006 and 2010 with a minimal amount expiring between 1998 and 2005. At December 31, 1997, the Company also had alternative minimum tax credit carryforwards of $1.4 million which are available indefinitely. Cash payments for income taxes were $500,000 during the three months ended March 31, 1998 and during 1997.

(7)       STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 35.9 million were issued and 33.4 million were outstanding at March 31, 1998. During the three months ended March 31, 1998, the Company issued 171,000 shares primarily for the exercise of stock options, repurchased 43,000 shares for $755,000 and received 31,000 shares, which are held in treasury, to retire notes receivable from a director. In 1997, the Company issued a total of 4.2 million shares of common stock as follows: 3.6 million for the conversion of preferred shares, 300,000 in exchange for 2.1 million of outstanding warrants and 308,000 primarily for the exercise of stock options. The Company also issued 530,000 shares of treasury stock in exchange for a director's 10% interest in SOCO International Holdings, Inc. During 1997, the Company repurchased 2.6 million shares of common stock for $45.6 million. Quarterly dividends of $.065 per share were paid in the first quarter of 1998 and during 1997. For book purposes, for the period between June 1995 and September 1996, common stock dividends were in excess of retained earnings and, as such, were treated as distributions of capital.

         A total of 10 million preferred shares, $.01 par value, have been authorized. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of 6% preferred stock were sold through an underwriting. The net proceeds were $99.3 million. During 1996, the Company repurchased 6,000 shares for $142,000. During 1997, the Company called the preferred stock for redemption. The preferred stock was convertible into common stock at $20.46 per share or the liquidation preference was $25.00 per depositary share, plus accrued and unpaid dividends. As a result of the call, 72% of the preferred shares were converted into 3.6 million shares of common stock. The remaining preferred shares were redeemed for $29.1 million before accrued dividends and a redemption premium. The Company paid $1.6 million ($1.50 per 6% convertible depositary share per annum) in preferred dividends during the three months ended March 31, 1997.

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which prescribes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." In accordance with SFAS 128, income applicable to common has been calculated based on the weighted average shares outstanding during the year and income applicable to common-assuming dilution has been calculated assuming the exercise or conversion of all dilutive securities as of January 1, 1998 and 1997, or as of the date of issuance if later. The following table illustrates the calculation of earnings per share for income from continuing operations.

                                                                Income              Shares            Per-Share
                                                              -----------         -----------        -----------
    For the Three Months Ended March 31, 1998
    -----------------------------------------

Income applicable to common
Income available to common shareholders                       $     1,838              33,372        $       .06

Effect of dilutive securities
Stock options                                                      -                      210
                                                              -----------         -----------

Income applicable to common-assuming dilution
Income available to common shareholders +
    assumed conversions                                       $     1,838              33,582        $       .05
                                                              ===========         ===========        ===========

    For the Three Months Ended March 31, 1997
    -----------------------------------------

Net income                                                    $    19,926
Preferred dividends                                                (1,550)
                                                              -----------

Income applicable to common
Income available to common shareholders                            18,376              31,030        $       .59

Effect of dilutive securities
Stock options                                                      -                      172
Convertible preferred stock                                         1,550               5,052
Convertible debt                                                      919               3,578
                                                              -----------         -----------

Income applicable to common-assuming dilution
Income available to common shareholders +
    assumed conversions                                       $    20,845              39,832        $       .52
                                                              ===========         ===========        ===========

         As of March 31, 1998, the only potentially dilutive securities outstanding were stock options that have yet to be exercised.

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

(8)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $1.9 million for the remainder of 1998, $2.8 million for 1999 and 2000, $1.8 million for 2001 and $153,000 for 2002.

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

    * The Company exchanged its international operational holdings for stock in SOCI plc, which simultaneously completed an initial public offering of its stock on the London Stock Exchange to raise capital to fund its ongoing exploration and development efforts. This transaction effectively replaced the Company's equity investments in all of its international ventures (except its holding in Cairn) with one marketable security.
    * The Company issued $175 million in ten-year, 8.75% subordinated debt and used the proceeds to redeem the outstanding 7% convertible subordinated debt and to pay down its revolving credit facility. These transactions provided the capacity for the Company to enter into a large acquisition from existing credit sources, extended the maturity of subordinated debt at an attractive rate for the next ten years and eliminated the potential dilution of common shareholders from the convertible subordinated debt.
    * The Company sold its 74% interest in Patina Oil and Gas Corporation ("Patina") for approximately $127 million in cash and the elimination of approximately $170 million in debt. This transaction provided cash and additional acquisition capacity while simplifying the capital structure of the Company. Patina was restricted by its debt covenants from paying dividends to its shareholders; thus the Company did not directly benefit from the cash flow of Patina.
    * The Company issued 300,000 common shares in exchange for 2.1 million outstanding warrants, which also reduced the potential dilution of the common shareholders of the Company.
    *    The  Company  called  its  preferred  stock  for  redemption  with  72%
         converting to common (3.6 million shares issued) and the remainder being redeemed for $30.1 million of cash. This transaction eliminated
         1.4 million shares of additional potential dilution to the common shareholders of the Company and over $6 million per year in preferred dividend payments.

         The aforementioned transactions simplified the Company's capital structure and, together with the sale of nonstrategic assets during 1995 and 1996, positioned the Company to focus on its core growth areas with all future increases in value going to the common shareholders of the Company.

         Unless indicated otherwise, amounts in the following discussion reflect the consolidated results of the Company, including Patina. References to the Company "excluding Patina" refer to the Company on a consolidated basis but after excluding amounts attributable to Patina.

Results of Operations

         Net income for the first quarter was $1.8 million as compared to $19.9 million in the same period in 1997. During the first quarter 1997, the Company recognized a $13.0 million gain on the sale of 4.5 million shares of Cairn stock and Patina contributed $4.1 million to net income.

         The following table sets forth certain operating information of the Company for the periods presented.

                                          Excluding Patina                         Consolidated
                                      -------------------------               -------------------------
                                         Three Months Ended                     Three Months Ended
                                              March 31,            Increase          March 31,            Increase
                                         1998           1997      (Decrease)      1998         1997      (Decrease)
                                      -----------   -----------   ----------  -----------   -----------  ----------

Oil and gas sales (in thousands)      $   32,822    $    38,408     (15%)     $    32,822   $    67,848    (52%)
Production margin (in thousands)      $   24,374    $    29,362     (17%)     $    24,374   $    53,827    (55%)
Daily production:
     Oil (Bbls)                            5,095          5,816     (12%)           5,095        11,137    (54%)
     Gas (Mcf)                           136,041        108,910      25%          136,041       183,027    (26%)
     Equivalent barrels (BOE)             27,768         23,968      16%           27,768        41,641    (33%)
Average Prices:
     Oil ($/Bbl)                        $  13.07       $  20.84     (37%)         $ 13.07      $  21.18    (38%)
     Gas ($/Mcf)                        $   2.19       $   2.81     (22%)         $  2.19      $   2.83    (23%)
     Equivalent barrel ($/BOE)          $  13.13       $  17.81     (26%)         $ 13.13      $  18.10    (27%)
DD&A per BOE                            $   4.71       $   5.00      (6%)         $  4.71      $   6.19    (24%)

         Oil and gas sales, excluding Patina, decreased 15% due to a 26% decrease in oil and gas prices partially offset by a 16% increase in production. The 25% increase in gas production is the result of development drilling offshore at Main Pass 255 and 259 and High Island 208 coupled with initial production from Main Pass 261 commencing in March 1998. Also, production from the Deep Green River and Washakie Basins in Wyoming has seen steady growth from an active development program. The 12% decrease in oil production is attributed to the Company delaying workovers and drilling related to oil projects where feasible in light of low oil prices. The Company expects increasing production from exploratory and development drilling to largely replace Patina's 1997 production contribution by the end of 1998.

         Production margin (oil and gas sales less direct operating expenses) for the quarter ended March 31, 1998, excluding Patina, decreased 17% compared to the same period in 1997 largely due to lower oil and gas prices offset partially by increased production and lower operating costs. Operating costs per BOE, excluding Patina, were $3.38 for the first quarter 1998 compared to $4.19 for the same period in 1997 due to ongoing cost cutting efforts and the absence of production taxes on the growing production in the Gulf of Mexico.

         Exploration expense for the first quarter of 1998 increased by $1.5 million from the same period in 1997 to $3.2 million. The expenditures are primarily for 3-D seismic data centered around exploration plays in the Gulf of Mexico and in northern Louisiana.

         General and administrative expenses, net of reimbursements, for the first quarter of 1998 were $4.2 million, or $1.3 million less than the same period in 1997. The decrease is attributable to the disposition of Patina.

         Interest expense, net of interest income, was $2.8 million for the first quarter of 1998 compared to $6.6 million for the same period in 1997. Patina contributed $4.4 million to the 1997 amount. Excluding Patina, there was a net $613,000 increase as a result of the higher principal amount and effective interest rate from the subordinated notes issued in June 1997, offset partially by higher interest income. Interest income for the first quarter of 1998 was $1.1 million compared to $208,000 for the same period in 1997, as the Company had a higher average cash balance due to the proceeds from the disposition of Patina which have yet to be redeployed.

         Depletion, depreciation and amortization expense, excluding Patina, for the quarter ended March 31, 1998, increased $1.0 million to $11.8 million. The increase can be primarily attributed to the 16% increase in production. However, depletion, depreciation and amortization per BOE, excluding Patina, was $4.71 during the first quarter of 1998 compared to $5.00 for the same period in 1997 as a result of the Company's successful drilling programs.

Acquisition,Exploration and Development

         During the three months ended March 31, 1998, the Company incurred $28.0 million in capital expenditures, including $19.2 million for development, $4.4 million for property acquisitions, $3.2 million for exploration, $1.2 million for field and office equipment and $23,000 for gas facility expansion.

         Of the total development expenditures, $11.0 million was concentrated in the Gulf of Mexico where three wells were in progress at quarter end. The Company expended $2.6 million in the East Washakie Basin of southern Wyoming to place six wells on sales with three in progress at quarter end. In the Green River Basin of southern Wyoming, $2.2 million was incurred to place four wells on sales with one in progress at quarter end. The Company expended $1.9 million in the Piceance Basin of western Colorado to place six wells on sales with one in progress at quarter end.

         The Company expended $4.4 million relating to property acquisitions during the first quarter 1998. Of this amount, $3.2 million was for producing properties and $1.2 million was for unevaluated properties.

         The $3.2 million of exploration expense was primarily for the purchase of seismic in the Gulf of Mexico, north Louisiana and Rocky Mountains.

Financial Condition and Capital Resources

         During the first quarter 1998, net cash provided by operations was $21.3 million, an increase of 20% compared to the fourth quarter 1997. As of March 31, 1998, commitments for capital expenditures totaled $6.9 million. The Company anticipates that 1998 expenditures for exploration and development will approximate $130 to $140 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions. The Company plans to finance its ongoing development, acquisition and exploration expenditures using internally generated cash flow, available cash, marketable securities and existing credit facilities.

         At March 31, 1998, the Company had total assets of $515.8 million. Total capitalization was $421.7 million, of which 59% was represented by stockholders' equity and 41% by subordinated debt. At March 31, 1998, the Company had $72.4 million in cash and equivalents, and marketable securities with a market value of $118.4 million for its investment in Cairn and SOCI plc.

         The Company maintains a $500 million revolving credit facility. The facility is divided into a $100 million short-term portion and a $400 million long-term portion that expires on December 31, 2000. Management's policy is to renew the facility on a regular basis. Credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility at March 31, 1998 was $120 million. Subsequent to quarter end, the Company elected to reduce its borrowing base to $100 million. During the first quarter 1998, the average interest rate available under the facility was 6.4%. At March 31, 1998, the Company had $1,000 outstanding under the facility. Covenants, in addition to other requirements, require maintenance of a current working capital ratio of 1 to 1 as defined, limit the incidence of additional debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $130 million was available for the payment of dividends and other restricted payments at March 31, 1998.

         In June 1997, the Company issued $175.0 million of 8.75% Senior Subordinated Notes ("Notes") due June 15, 2007. The net proceeds of the offering were $168.3 million which were used to redeem the Company's convertible subordinated notes due May 15, 2001, and reduce the balance outstanding under the credit facility. Through the issuance of the new Notes and the redemption of the old notes, the Company has effectively extended its debt maturity by over six years. The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $100 million was available for the payment of dividends and other restricted payments at March 31, 1998.

         The Board has authorized, at management's discretion, the repurchase of up to $70 million of the Company's securities. From 1996 through first quarter of 1998, the Company repurchased 3.5 million common shares for $54.0 million under this plan. During 1997, the Company redeemed its preferred depositary shares by issuing 3.6 million shares of common stock and paying $30.1 million in cash.

         The Company has developed a plan to ensure its systems are in compliance with the requirements to process transactions in the year 2000 and beyond. The majority of the Company's systems are already compliant, with a detailed plan for the remaining systems scheduled to be modified or replaced within one year. The costs associated with final compliance are not considered material.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1998 and 1997. Average gas prices for the three months ended March 31, 1998 and the year ended December 31, 1997 increased by $.20 and $.05 per Mcf, respectively, by the benefit of the Company's hedging activities. Average price computations exclude contract settlements and other nonrecurring items to provide comparability. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of 6 Mcf per barrel.

                                                                          Average Prices
                                                          -------------------------------------------
                                                          Crude Oil
                                                             and            Natural        Equivalent
                                                           Liquids            Gas            Barrels
                                                          ---------        ---------        ---------
                                                          (Per Bbl)        (Per Mcf)        (Per BOE)
                        Annual
                        ------
                          1997                            $ 18.88            $ 2.29          $ 15.06
                          1996                              20.39              1.97            14.35
                          1995                              16.96              1.35            11.00
                          1994                              14.80              1.67            11.82
                          1993                              15.41              1.94            13.41

                        Quarterly
                        ---------
                          1998
                          ----
                          First                          $  13.07           $  2.19         $  13.13

                          1997
                          ----
                          First                           $ 21.18            $ 2.83          $ 18.10
                          Second                            18.33              1.85            13.09
                          Third                             18.09              1.97            13.38
                          Fourth                            16.86              2.65            16.09

         In March 1998, the Company received an average of $12.43 per barrel and $2.04 per Mcf for its production.

Forward-looking Information

         All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes.

         Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "potential" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the risks described under "Risk Factors and Investment Considerations" in the Company's Annual Report on Form 10-K, such as the fluctuations of the prices received or demand for the Company's oil and gas, the ability to replace depleting reserves, potential additional indebtedness, the requirements for capital, drilling risks, operating hazards, the cost and availability of drilling rigs, acquisition risks, the uncertainty of reserve estimates, competition and the effects of governmental and environmental regulation. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         11.1     Computation of Per Share Earnings.

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

         27       Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        SNYDER OIL CORPORATION



                        By   (Mark A. Jackson)
                             -------------------
                              Mark A. Jackson
                              Senior Vice President and Chief Financial Officer
















May 12, 1998