Form 10-Q
period 1998-06-30
SNYDER OIL CORP
filed 1998-08-07
CIK 860713

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              ---------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ---------------    ----------------

            ---------------------------------------------------------

                         Commission file number 1-10509

                             SNYDER OIL CORPORATION
--------------------------------------------------------------------------------
              Delaware                                    75-2306158
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

   777 Main Street, Fort Worth, Texas                       76102
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)  (817) 338-4043
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

         33,556,285 Common Shares were outstanding as of August 4, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                              SNYDER OIL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 June 30,            December 31,
                                                                                   1998                  1997
                                                                                ----------           ------------
                                                                                         (In thousands)
                                                      ASSETS
Current assets
     Cash and equivalents                                                       $   40,134           $    89,443
     Accounts receivable                                                            22,583                21,521
     Inventory and other                                                             3,614                 2,911
                                                                                ----------           -----------
                                                                                    66,331               113,875
                                                                                ----------           -----------

Investments                                                                         81,919               143,066
                                                                                ----------           -----------

Oil and gas properties, successful efforts method                                  477,656               410,973
     Accumulated depletion, depreciation and amortization                         (158,267)             (136,669)
                                                                                ----------           -----------
                                                                                   319,389               274,304
                                                                                ----------           -----------

Gas facilities and other                                                            23,453                21,317
     Accumulated depreciation and amortization                                      (7,977)               (6,474)
                                                                                ----------           -----------
                                                                                    15,476                14,843
                                                                                ----------           -----------
                                                                                $  483,115           $   546,088
                                                                                ==========           ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   21,226           $    23,278
     Accrued liabilities                                                            35,481                34,271
                                                                                ----------           -----------
                                                                                    56,707                57,549
                                                                                ----------           -----------

Senior debt                                                                              1                     1
Subordinated notes                                                                 173,715               173,635

Deferred taxes payable                                                              10,815                31,649
Other noncurrent liabilities                                                        19,374                19,498

Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par, 75,000,000 shares authorized,
         35,965,143 and 35,696,213 shares issued                                       360                   357
     Capital in excess of par value                                                237,467               234,118
     Retained earnings                                                              41,100                44,390
     Common stock held in treasury, 2,450,110 and 2,366,891 shares at cost         (42,030)              (40,461)
     Unrealized gain or loss on investments                                        (14,394)               25,352
                                                                                ----------           -----------
                                                                                   222,503               263,756
                                                                                ----------           -----------
                                                                                $  483,115           $   546,088
                                                                                ==========           ===========

                                 The accompanying notes are an integral part of these statements.


                                              SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                       -------------------------        ------------------------
                                                         1998            1997             1998           1997
                                                       ---------       ---------        ---------      ---------
                                                                  (In thousands except per share data)
Revenues
   Oil and gas sales                                   $  34,581       $  48,988        $  67,403       $116,836
   Gas transportation, processing and marketing              776           2,194            1,630          6,764
   Gains on sales of equity interests in investees        -               19,968           -              32,968
   Gains on sales of properties                            1,302           2,235            1,303          4,842
                                                       ---------       ---------        ---------       --------
                                                          36,659          73,385           70,336        161,410
                                                       ---------       ---------        ---------       --------
Expenses
   Direct operating                                        9,340          12,503           17,788         26,524
   Cost of gas and transportation                            365           1,757              767          5,948
   Exploration                                             7,305           3,690           10,518          5,390
   General and administrative                              4,156           5,320            8,306         10,812
   Financing costs, net                                    2,918           6,490            5,669         13,069
   Other                                                    (154)            500              (31)         1,734
   Loss on sale of subsidiary interest                    -               10,000           -              10,000
   Depletion, depreciation and amortization               13,925          22,764           25,687         45,972
   Property impairments                                   -                  625           -                 625
                                                       ---------       ---------        ---------       --------
Income (loss) before income taxes, minority interest
   and extraordinary item                                 (1,196)          9,736            1,632         41,336
                                                       ---------       ---------        ---------       --------
Provision (benefit) for income taxes
   Current                                                -                  500           -                 500
   Deferred                                                 (419)          2,618              571         11,489
                                                       ---------       ---------        ---------       --------
                                                            (419)          3,118              571         11,989
                                                       ---------       ---------        ---------       --------
Minority interest in subsidiaries                         -                  626           -               3,429
                                                       ---------       ---------        ---------       --------
Income (loss) before extraordinary item                     (777)          5,992            1,061         25,918
Extraordinary item - loss on early extinguishment
   of debt, net of income tax benefit of $1,533           -                2,848           -               2,848
                                                       ---------       ---------        ---------       --------
Net income (loss)                                           (777)          3,144            1,061         23,070
Preferred dividends                                       -                1,550           -               3,100
                                                       ---------       ---------        ---------       --------
Net income (loss) applicable to common                 $    (777)      $   1,594        $   1,061       $ 19,970
                                                       =========       =========        =========       ========
Income (loss) per common share before
   extraordinary item                                  $    (.02)      $     .15        $     .03       $    .75
                                                       =========       =========        =========       ========

Net income (loss) per common share                     $    (.02)      $     .05        $     .03       $    .66
                                                       =========       =========        =========       ========
Income (loss) per common share before
   extraordinary item - assuming dilution              $    (.02)      $     .15        $     .03       $    .73
                                                       =========       =========        =========       ========
Net income (loss) per common
   share - assuming dilution                           $    (.02)      $     .05        $     .03       $    .65
                                                       =========       =========        =========       ========
Weighted average shares outstanding                       33,494          29,841           33,433         30,435
                                                       =========       =========        =========       ========


                                  The accompanying notes are an integral part of these statements.


                                               SNYDER OIL CORPORATION
                                             CONSOLIDATED STATEMENTS OF
                                                STOCKHOLDERS' EQUITY
                                                     (Unaudited)

                                      Total      Unrealized       Common                    Capital in
                                  Stockholders'   Gains on      Stock Held     Retained      Excess of    Common    Preferred
                                     Equity      Investments    in Treasury    Earnings      Par Value     Stock      Stock
                                  -------------  -----------    -----------    --------     ----------    ------    ---------
(In thousands)                                       (1)

Balance, December 31, 1996         $294,668      $   11,921    $   (3,510)   $   25,711     $ 260,221     $  315     $   10

  Net income                         32,617             -             -          32,617           -          -          -

  Other comprehensive income,
   net of tax
   Unrealized gain on investments    13,431          13,431           -             -             -          -          -
                                   --------
  Comprehensive income               46,048
                                   --------

  Issuance of 607,000 shares for
   common stock grants and
   exercise of stock options          2,957             -             -             -           2,951          6        -

  Conversion of subordinated
   notes into common shares              25             -             -             -              25        -          -

  Issuance of 530,000 shares held
   in treasury                        8,655             -           8,655           -             -          -          -

  Repurchase of 2,647,000 shares
   of common                        (45,606)            -         (45,606)          -             -          -          -

  Repurchase of 291,000 shares
   of preferred                     (30,102)            -             -          (1,049)      (29,050)       -           (3)

  Conversion of 743,000 shares of
   preferred to 3,632,000 shares
   of common                            -               -             -             -             (29)        36         (7)

  Dividends                         (12,889)            -             -         (12,889)          -          -          -
                                   --------      ----------    ----------    ----------      ---------     ------     -------

Balance, December 31, 1997          263,756          25,352       (40,461)       44,390       234,118        357         -

  Net income                          1,061             -             -           1,061           -          -           -

  Other comprehensive loss,
   net of tax
   Unrealized loss on investments   (39,746)        (39,746)          -             -             -          -           -
                                  ---------
  Comprehensive loss                (38,685)
                                  ---------

  Issuance of 268,930 shares for
   common stock grants and
   exercise of stock options          3,352             -             -             -           3,349          3

  Repurchase of 83,219 shares
   of common                         (1,569)            -          (1,569)          -             -          -           -

  Dividends                          (4,351)            -             -          (4,351)          -          -           -
                                   --------      ----------    ----------    ----------     ---------     ------     -------

Balance, June 30, 1998             $222,503      $  (14,394)   $  (42,030)   $   41,100     $ 237,467     $  360     $   -
                                   ========      ==========    ==========    ==========     =========     ======     =======

(1) Represents total accumulated other comprehensive income.

                                  The accompanying notes are an integral part of these statements.

                                                                4


                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                             -----------------------------------
                                                                                 1998                    1997
                                                                             -----------             -----------
                                                                                        (In thousands)
Operating activities
   Net income                                                                $     1,061             $    23,070
   Adjustments to reconcile net income to net
      cash provided by operations
          Gains on sales of equity interests in investees                         -                      (32,968)
          Gains on sales of properties                                            (1,303)                 (4,842)
          Equity in earnings of investees                                         -                         (367)
          Exploration expense                                                     10,518                   5,390
          Loss on sale of subsidiary interest                                     -                       10,000
          Depletion, depreciation and amortization                                25,687                  45,972
          Property impairments                                                    -                          625
          Amortization of discount on subordinated notes                              72                  -
          Deferred taxes                                                             571                   9,956
          Minority interest in subsidiaries                                       -                        3,429
          Loss on early extinguishment of debt                                    -                        4,381
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                                 2,938                  21,122
               Inventory and other                                                (1,350)                  1,253
            Increase (decrease) in
               Accounts payable                                                   (2,052)                 (6,423)
               Accrued liabilities                                                 1,287                    (957)
               Other liabilities                                                   1,096                  (7,609)
                                                                             -----------             -----------
          Net cash provided by operations                                         38,525                  72,032
                                                                             -----------             -----------

Investing activities
   Acquisition, exploration and development                                      (86,003)                (80,889)
   Proceeds from sales of investments                                             -                       38,631
   Proceeds from sales of properties                                                  90                  11,597
                                                                             -----------             -----------
          Net cash used by investing                                             (85,913)                (30,661)
                                                                             -----------             -----------

Financing activities
   Issuance of common                                                              3,352                   1,249
   Issuance of subordinated notes                                                 -                      168,261
   Decrease in indebtedness                                                       -                      (62,947)
   Early extinguishment of convertible subordinated notes                         -                      (85,199)
   Dividends                                                                      (4,351)                 (7,192)
   Repurchase of stock                                                              (922)                (39,363)
                                                                             -----------             ------------
          Net cash used by financing                                              (1,921)                (25,191)
                                                                             -----------             -----------

Increase (decrease) in cash                                                      (49,309)                 16,180
Cash and equivalents, beginning of period                                         89,443                  27,922
                                                                             -----------             -----------
Cash and equivalents, end of period                                          $    40,134             $    44,102
                                                                             ===========             ===========

Noncash investing and financing activities
   Exchange of Company stock to retire notes receivable                      $       647             $    -
   Exchange of subsidiary stock for stock of investee                             -                       30,923

                                  The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)        BASIS OF FINANCIAL STATEMENT PRESENTATION

         These unaudited financial statements have been prepared by Snyder Oil Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with current classification. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         In October 1997, the Company sold its 74 percent interest in Patina Oil and Gas Corporation ("Patina"). Net proceeds from the sale were approximately $127 million resulting in a $2.8 million gain, net of tax. For informational and comparative purposes, the following table represents the Company's condensed income statements, excluding Patina for 1997. Future results may differ substantially from these condensed statements due to changes in oil and gas prices, production declines and other factors. Therefore, such statements cannot be considered indicative of future operations.


                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                          ------------------------      ------------------------
                                                            1998           1997            1998           1997
                                                          --------       ---------      ---------       --------
                                                           (In thousands, except per share and production data)
Revenues
     Oil and gas sales                                    $ 34,581       $  26,315      $  67,403       $ 64,723
     Other                                                   2,078          24,397          2,933         44,574
                                                          --------       ---------      ---------       --------
                                                            36,659          50,712         70,336        109,297
Expenses
     Direct operating                                        9,340           8,156         17,788         17,202
     Exploration                                             7,305           3,687         10,518          5,328
     General and administrative                              4,156           4,036          8,306          8,201
     Financing costs, net                                    2,918           2,446          5,669          4,584
     Other                                                     211           2,438            736          7,909
     Loss on sale of subsidiary interest                    -               10,000         -              10,000
     Depletion, depreciation and amortization               13,925          10,416         25,687         21,196
     Property impairments                                   -                  625         -                 625
                                                          --------       ---------      ---------       --------

Income (loss) before income taxes, minority interest
     and extraordinary item                                 (1,196)          8,908          1,632         34,252

Provision (benefit) for income taxes                          (419)          3,118            571         11,989
Minority interest                                           -                  (73)        -                 615
Extraordinary item                                          -                2,848         -               2,848
                                                          --------       ---------      ---------       --------

Net income (loss)                                         $   (777)      $   3,015      $   1,061       $ 18,800
                                                          ========       =========      =========       ========

Net income (loss) per common share                        $  (.02)       $     .05      $     .03       $    .52
                                                          =======        =========      =========       ========

Weighted average shares outstanding                         33,494          29,841         33,433         30,435
                                                          ========       =========      =========       ========

Daily oil production (Bbls)                                  5,447           5,763          5,272          5,789
Daily gas production (Mcf)                                 157,855         101,643        147,008        105,256

(2)       INVESTMENTS

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

                                              June 30, 1998                    December 31, 1997
                                      ----------------------------       ----------------------------
                                       Book/Fair         Carrying         Book/Fair         Carrying
                                         Value             Cost             Value             Cost
                                      -----------      -----------       -----------      -----------

         Cairn                        $    53,414      $    73,140       $    96,062      $    73,140
         SOCI plc                          28,505           30,923            47,004           30,923
                                      -----------      -----------       -----------      -----------
                                      $    81,919      $   104,063       $   143,066      $   104,063
                                      ===========      ===========       ===========      ===========

Cairn

          In November 1996, the Company exchanged its interest in Command Petroleum Ltd. for 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. In the first quarter of 1997, the Company sold 4.5 million shares at an average price of $8.81 per share realizing $39.2 million in proceeds resulting in a gain of $13.0 million. In accordance with SFAS 115, at June 30, 1998, investments were decreased by $19.7 million in gross unrealized holding losses, stockholders' equity was decreased by $12.8 million and deferred taxes payable was decreased by $6.9 million. At December 31, 1997, investments were increased by $22.9 million in gross unrealized holding gains, stockholders' equity was increased by $14.9 million and deferred taxes payable was increased by $8.0 million.

SOCI plc

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of SOCO International Operations, Inc., which included the Company's interests in projects in Russia, Mongolia and Thailand, for 7.8 million shares (15.9 percent of the total) of SOCI plc. The offering raised approximately $75 million of new equity capital for SOCI plc to fund its ongoing projects. The Company recognized a gain of $19.8 million as a result of this exchange and is restricted from selling its shares until May 1999. In accordance with SFAS 115, at June 30, 1998, investments were decreased by $2.4 million in gross unrealized holding losses, stockholders' equity was decreased by $1.6 million and deferred taxes payable was decreased by $850,000. At December 31, 1997, investments were increased by $16.1 million in gross unrealized holding gains, stockholders' equity was increased by $10.5 million and deferred taxes payable was increased by $5.6 million.

Notes Receivable

          The Company held notes receivable due from a director at December 31, 1997, which originated in connection with an option to purchase 10 percent of the Company's international affiliates due April 10, 1998. In March 1998, the director tendered 31,000 shares of Company common stock to retire the notes.

(3)       COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income consisting of unrealized gains or losses for marketable securities. SFAS 130 did not have any effect on the Company's financial condition or operations.

(4)       EARNINGS PER SHARE

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


                                                                Income              Shares             Per-Share
                                                              ------------        -----------        ------------
    For the Three Months Ended June 30, 1998
    ----------------------------------------

Loss applicable to common shareholders                        $      (777)             33,494        $     (.02)

Effect of dilutive securities
Stock options                                                      -                      633
                                                              -----------         -----------

Loss applicable to common-assuming dilution                   $      (777)             34,127        $     (.02)
                                                              ============        ===========

    For the Three Months Ended June 30, 1997
    ----------------------------------------

Income before extraordinary item                              $     5,992
Preferred dividends                                                (1,550)
                                                              -----------

Income before extraordinary item
   available to common shareholders                                 4,442              29,841        $       .15

Effect of dilutive securities
Stock options                                                      -                      429
                                                              -----------         -----------

Income before extraordinary item
   applicable to common-assuming dilution                     $     4,442              30,270        $       .15
                                                              ===========         ===========


                                                                Income              Shares             Per-Share
                                                              -----------         -----------        -------------
    For the Six Months Ended June 30, 1998
    --------------------------------------

Income applicable to common shareholders                      $     1,061              33,433        $       .03

Effect of dilutive securities
Stock options                                                      -                    1,212
                                                              -----------         -----------

Income before extraordinary item
   applicable to common-assuming dilution                     $     1,061              34,645        $       .03
                                                              ===========         ===========

    For the Six Months Ended June 30, 1997
    --------------------------------------

Income before extraordinary item                              $    25,918
Preferred dividends                                                (3,100)
                                                              -----------

Income available to common shareholders                            22,818              30,435        $       .75

Effect of dilutive securities
Stock options                                                      -                      238
Convertible preferred stock                                         3,100               5,052
                                                              -----------         -----------

Income before extraordinary item
   applicable to common-assuming dilution                     $    25,918              35,725        $       .73
                                                              ===========         ===========

         As  of  June  30,  1998,  the  only  potentially   dilutive  securities
outstanding were stock options that have yet to be exercised.

(5)       COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $1.5 million for the remainder of 1998, $3.6 million for 1999, $3.7 million for 2000, $2.7 million for 2001 and $1.0 million for 2002.

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas State court in Brooks County, Texas. The Company's working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully comingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, comingling, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $100 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. The suit is currently in discovery.

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

(6)       RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related
Information," was released. The statement requires disclosure of certain information about operating segments and geographic areas of operation. SFAS 131 will be adopted in the December 31, 1998 financial statements and will not have any effect on the Company's financial condition or operations.

         In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was released. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that derivatives be recognized as assets or liabilities and measured at their fair value. SFAS 133 will be adopted in 2000 and is not expected to have a material effect on the Company's financial condition or operations.

(7)       OTHER

         The Company also completed a non-cash acquisition in the second quarter of 1998. The Company acquired 75 percent of Amoco Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants in the Wind River Basin in Wyoming in exchange for the Jonah Field portion of the Company's properties in the Deep Green River Basin project in Wyoming. Under terms of the agreement, effective January 1, 1998, SOCO also received Amoco's interest in the Deep Green River project outside the Jonah Field area and retains the deep rights in Jonah beneath the Mesa Verde horizon at about 12,250 feet.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

         Snyder Oil Corporation (the "Company") is engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and North Louisiana. The Company also has investments in two international exploration and production companies, SOCO International plc ("SOCI plc") and Cairn Energy plc ("Cairn"), both listed on the London Stock Exchange.

         In October 1997, the Company sold its 74 percent interest in Patina Oil and Gas Corporation ("Patina"). Net proceeds from the sale were approximately $127 million resulting in a $2.8 million gain, net of tax.

         Excluding Patina, the Company's production was 40 percent higher in the second quarter of 1998 compared to the second quarter of 1997. This marks the Company's fourth consecutive quarterly increase in production reflecting the success of the exploration and development programs. Exploration during the quarter achieved four successes among five tests drilled with discoveries at Main Pass 260, Viosca Knoll 780 and 824 and Mississippi Canyon 546 in the Gulf of Mexico.

         During the second quarter, the Board of Directors authorized a 40 percent increase in the Company's capital spending program for a total of approximately $200 million for 1998. This will allow the Company to pursue new drilling opportunities such as the recently announced Flex Trend discoveries in the Gulf of Mexico. The acquisition of 75 percent of Amoco's interest in the Beaver Creek Unit established an additional significant core operating area within the Rockies.

Financial Performance

         The Company reported a net loss in the second quarter of $777,000 or ($.02) per share compared to net income for the 1997 quarter of $3.1 million or $.05 per share. Excluding gains on sales of properties, the 1998 quarter resulted in a net loss of $1.6 million compared to a net loss of $3.7 million in the 1997 quarter, excluding Patina, gains on sales of equity interests in investees, gains on sales of properties, loss on sale of subsidiary interest, minority interest and the extraordinary item. The six month period reported net income of $1.1 million compared to $23.1 million in 1997. Excluding Patina and the same one time adjustments, net income was $214,000 for the 1998 six month period and $1.1 million available to common in the 1997 period. Higher exploration expense and 37 percent lower oil prices offset the 40 percent increase in gas production for the comparable six month periods, excluding Patina.

         Net cash provided by operating activities decreased to $38.5 million during the six months ended June 30, 1998, as compared to $72.0 million during the same period in 1997. This decrease is attributed to the sale of Patina which accounted for $33.5 million of last year's cash flow.

Results of Operations

Oil and Gas Production

         The following tables reflect activities for the Company's oil and gas properties for the three months and six months ended June 30, 1998 and 1997. Two columns are provided for 1997 to show the effect of the October 1997 disposition of Patina. The discussion following the tables will concentrate on differences between 1998 and 1997, excluding Patina.

                                                                   Three Months Ended June 30,
                                                     -----------------------------------------------------
                                                                              1997
                                                                            Excluding
                                                          1998               Patina              1997
                                                     -------------       -------------       -------------
                                                            (In thousands, except production, average
                                                                      price and cost data)

Oil and gas sales                                    $      34,581       $      26,315       $      48,988
Direct operating costs                                      (9,340)             (8,156)            (12,503)
                                                     -------------       -------------       -------------
     Production margin                               $      25,241       $      18,159       $      36,485
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,447               5,763              11,325
Gas (Mcf)                                                  157,855             101,643             178,756

Average oil price (per Bbl)                          $       11.10       $       17.60       $       18.33
Average gas price (per Mcf)                                   2.02                1.85                1.85
Direct operating costs (per BOE):
     Lease operating                                 $        2.44       $        2.98       $        2.39
     Production taxes                                          .67                 .64                 .77
     Workovers                                                 .12                 .33                 .18
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.23       $        3.95       $        3.34
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.82       $        5.04       $        6.08
                                                     =============       =============       =============


                                                                    Six Months Ended June 30,
                                                     -----------------------------------------------------
                                                                              1997
                                                                            Excluding
                                                          1998               Patina              1997
                                                     -------------       -------------       -------------
                                                            (In thousands, except production, average
                                                                      price and cost data)

Oil and gas sales                                    $      67,403       $      64,723       $     116,836
Direct operating costs                                     (17,788)            (17,202)            (26,524)
                                                     -------------       -------------       -------------
     Production margin                               $      49,615       $      47,521       $      90,312
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,272               5,789              11,231
Gas (Mcf)                                                  147,008             105,256             180,880

Average oil price (per Bbl)                          $       12.05       $       19.22       $       19.74
Average gas price (per Mcf)                                   2.10                2.34                2.34
Direct operating costs (per BOE):
     Lease operating                                 $        2.48       $        2.95       $        2.44
     Production taxes                                          .69                 .87                 .95
     Workovers                                                 .13                 .26                 .15
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.30       $        4.08       $        3.54
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.77       $        5.02       $        6.14
                                                     =============       =============       =============

         An increase in gas production partially offset by a decline in oil prices drove oil and gas sales up in both the three and six months ended June 30, 1998. Increased gas production, primarily from the Gulf of Mexico, is attributed to the installation of a production platform at Main Pass 261, which began production at the end of March 1998, and development drilling in the Gulf of Mexico. Also, production from the Rocky Mountain Region continues to experience steady growth from an active development program. The decline in oil production reflects the delay of workovers and drilling where feasible on oil projects in light of low oil prices.

         Gas prices received at the wellhead during the three and six months ended June 30, 1998 were $1.92 and $1.95 per Mcf, respectively, with downstream activities adding $.10 and $.15 per Mcf to the reported prices. These compare to $1.77 and $2.27 per Mcf at the wellhead and $.08 and $.07 per Mcf from downstream activities for the same periods in 1997. Oil prices received at the wellhead during the three and six months ended June 30, 1998 were $11.10 and $12.05 per Bbl, respectively, with no downstream activities. These compare to $17.25 and $18.67 per Bbl at the wellhead and $.35 and $.55 per Bbl from downstream activities for the same periods in 1997.

Direct Operating Costs

         Direct operating costs decreased $.72 and $.78 per BOE for the three and six months ended June 30, 1998 due to ongoing cost cutting efforts, lower workover costs and the absence of production taxes on the growing production in the Gulf of Mexico.

Depletion, Depreciation and Amortization

         DD&A expense for the three and six months ended June 30, 1998 increased by $3.5 million and $4.5 million from the same periods in 1997 due to the significant increase in production. DD&A per BOE decreased $.22 and $.25 from the three and six months ended June 30, 1997 to the same periods in 1998, respectively. This decrease is attributable to the Company's successful drilling programs.

Non-Recurring Gains and Losses

         Non-recurring gains and losses added approximately $27.3 million to income before taxes, minority interest and extraordinary item in the first six months of 1997. Gains on sales of equity interests in investees during the six months ended June 30, 1997 included a $13.0 million gain on the sale of Cairn stock in the first quarter and a $20.0 million gain in the second quarter related to the initial public offering of SOCI plc. Gains on sales of properties recorded during the six months ended June 30, 1997 included a $2.1 million gain in the first quarter on the sale of an offshore block in the Gulf of Mexico and a $2.2 million gain in the second quarter on the sale of the Company's Santa Fe Springs Unit in California. Neither of these properties was included in the Company's long-term strategic plans. Also during the second quarter of 1997, a $10 million pretax loss was recorded based on the expected terms of the transaction to dispose of the Company's interest in Patina. For the first six months of 1998, only $1.3 million was included in earnings from gains on sales of properties.

Exploration Expense

         Exploration expense of $7.3 million for the 1998 quarter represents an increase from the 1997 quarter's expense of $3.6 million, which included a $3.2 million dry hole at South Timbalier 234. Exploration expense for the six months ended June 30, 1998 was $10.5 million compared to $5.3 million in 1997. The 1998 periods included a $4.2 million dry hole in the Gulf of Mexico and increased expenditures for the purchase and evaluation of 3-D seismic which support our exploration efforts in the Gulf of Mexico and North Louisiana. This reflects the change in focus from primarily exploitation projects to a more balanced approach through exploitation and exploration.

General and Administrative Expenses

         General and administrative expenses, net of reimbursements, for the three and six months ended June 30, 1998 were relatively consistent with the same periods in 1997 at $4.2 million and $8.3 million, respectively.

Financing Costs

         Interest expense, net of interest income, was $2.9 million and $5.7 million for the three and six months ended June 30, 1998, respectively, compared to $2.4 million and $4.6 million for the same periods in 1997. The increase is a result of the higher principal balance and effective interest rate from the subordinated notes issued in June 1997, offset partially by higher interest income. Interest income for the three and six months ended June 30, 1998 was $946,000 and $2.0 million compared to $487,000 and $695,000 for the same periods in 1997, as the Company had a higher average cash balance due to the proceeds from the disposition of Patina which have yet to be fully redeployed.

Minority Interest in Subsidiaries

         Minority interest recognized during 1997 related to the 10 percent of SOCO International Holdings, Inc. which was owned by a director of the Company and the minority share of Patina. SOCO International Holdings, Inc. was taken public on the London Exchange and is now accounted for on the cost basis. The Company's investment in Patina was sold in the fourth quarter of 1997.

Extraordinary Items

         The extraordinary item recorded in the second quarter of 1997 related to the early extinguishment of the Company's convertible subordinated notes.

Capital Expenditures

Exploration and Development Activities

         During the first six months of 1998, the Company incurred $66.5 million on exploration and development activities while placing 30 operated wells on production with 22 in progress at quarter end. In the Gulf of Mexico, development activity included $10.3 million to complete the installation of a production platform at Main Pass 261. An additional $13.6 million was incurred for two development wells with three in progress at quarter end. Exploration activities included $10.7 million for four exploration successes and $4.2 million for one unsuccessful test. Additionally, $1.2 million was incurred for 3-D seismic acquisition and evaluation.

         The Company experienced a continuation of its successful drilling program in the Rockies. Expenditures totaled $15.7 million to place 28 wells on production with 14 wells in progress at quarter end.

         The Company spent $1.3 million in North Louisiana with three wells in progress at quarter end from which results are anticipated in the third quarter of 1998. An additional $3.7 million of exploration expense was incurred for additional acquisition and evaluation of 3-D seismic in the area.

Acquisitions

         During the six months ended June 30, 1998, the Company spent $10.8 million to acquire producing properties and $4.8 million on acreage purchases in and around the Company's operating hubs. Of the producing property acquisitions, $5.4 million was incurred to purchase an incremental interest in the Main Pass properties operated by the Company in the Gulf of Mexico. The Company also spent $2.6 million in North Louisiana to purchase producing properties and a gas processing facility and $2.5 million to purchase incremental interests in properties in the Piceance Basin of western Colorado and East Washakie Basin of southern Wyoming.

         The Company also completed a non-cash acquisition in the second quarter of 1998. The Company acquired 75 percent of Amoco Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants in the Wind River Basin in Wyoming in exchange for the Jonah Field portion of the Company's properties in the Deep Green River Basin project in Wyoming. Under terms of the agreement, effective January 1, 1998, SOCO also received Amoco's interest in the Deep Green River project outside the Jonah Field area and retains the deep rights in Jonah beneath the Mesa Verde horizon at about 12,250 feet.

Capital Commitments

         As of June 30, 1998, commitments for capital expenditures totaled approximately $40.0 million. The Company anticipates that 1998 expenditures for exploration and development will approximate $200 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions.

Capital Resources and Liquidity

Capital Resources

         The Company's primary needs for cash are for exploration, development and acquisition of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's primary capital resources are available cash, net cash provided by operating activities, existing credit facilities and proceeds from sales of marketable securities and nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1998.

         Net cash provided by operating activities was $38.5 million during the six months ended June 30, 1998. During the six months ended June 30, 1997, $33.5 million of the $72.0 million in net cash provided by operations was generated by Patina.

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

         In May 1998, the Company reduced the borrowing base under the existing credit facility to $100 million from $120 million in order to reduce fees associated with the available balance. As the Company continues to pursue balanced growth through exploitation, exploration and acquisitions, the Company may utilize alternative financing sources, including the issuance of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets.

         The Board of Directors has authorized, at management's discretion, the repurchase of up to $70 million of the Company's securities. From 1996 through the second quarter of 1998, the Company repurchased $57.3 million of its securities including 3.4 million common shares for $52.8 million under this plan. In addition, during 1997, the Company redeemed its preferred depositary shares by issuing 3.6 million shares of common stock and paying $30.1 million in cash.

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. The majority of the Company's systems are already compliant, with a detailed plan for the remaining systems scheduled to be modified or replaced within one year. The costs associated with final compliance are not considered material.

Liquidity

         At June 30, 1998, the Company had $40.1 million of cash and cash equivalents on hand, compared to $89.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.17 at June 30, 1998, down from 1.98 at December 31, 1997 due to the redeployment of cash for exploration and development projects.

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

         While production levels are somewhat controllable by the Company, the majority of the Company's sales of oil and gas are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term fixed-price contracts. Accordingly, the prices received by the Company for oil and gas production are dependent upon numerous factors beyond the control of the Company. These factors include, but are not limited to, the level of seasonal demand for oil and gas products, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and gas, and the overall economic environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         The only matter submitted to a vote of the Company's stockholders at the Company's Annual Meeting, held on May 20, 1998 was the election of directors. All management's nominees for director, as listed in the Company's Proxy Statement, were elected with over 99 percent of votes cast in favor of each nominee.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits -

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

         27       Financial Data Schedule.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

         June 1, 1998 - Item 5.  Other Events.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   SNYDER OIL CORPORATION



                   By (Mark A. Jackson)
                     --------------------------------
                      Mark A. Jackson
                      Senior  Vice   President  and  Chief   Financial Officer
                      (Principal Financial and Accounting Officer)
















August 7, 1998