Form 10-Q
period 1998-09-30
SNYDER OIL CORP
filed 1998-11-09
CIK 860713

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1998
                              ---------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ------------------

            ---------------------------------------------------------

                         Commission file number 1-10509

                             SNYDER OIL CORPORATION
-----------------------------------------------------------------------

          Delaware                                     75-2306158
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  777 Main Street, Fort Worth, Texas                     76102
----------------------------------------           ------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)  (817) 338-4043
                                                    --------------------

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

        33,335,005 Common Shares were outstanding as of November 4, 1998

                                                 PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                    SNYDER OIL CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                                                                (Unaudited)
                                                                               September 30,         December 31,
                                                                                   1998                  1997
                                                                               -------------         ------------
                                                                                          (In thousands)

                                                              ASSETS
Current assets
     Cash and equivalents                                                       $    6,322           $    89,443
     Accounts receivable                                                            28,921                21,521
     Inventory and other                                                             3,216                 2,911
                                                                                ----------           -----------
                                                                                    38,459               113,875
                                                                                ----------           -----------

Investments                                                                         34,273               143,066
                                                                                ----------           -----------

Oil and gas properties, successful efforts method                                  512,376               410,973
     Accumulated depletion, depreciation and amortization                         (171,339)             (136,669)
                                                                                -----------          -----------
                                                                                   341,037               274,304
                                                                                ----------           -----------

Gas facilities and other                                                            25,166                21,317
     Accumulated depreciation and amortization                                      (8,971)               (6,474)
                                                                                -----------          -----------
                                                                                    16,195                14,843
                                                                                ----------           -----------
                                                                                $  429,964           $   546,088
                                                                                ==========           ===========


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   27,749           $    23,278
     Accrued liabilities                                                            49,557                34,271
                                                                                ----------           -----------
                                                                                    77,306                57,549
                                                                                ----------           -----------

Senior debt                                                                              1                     1
Subordinated notes                                                                 173,751               173,635

Deferred taxes payable                                                                 -                  31,649
Other noncurrent liabilities                                                        19,101                19,498

Commitments and contingencies

Stockholders' equity
     Common stock, $.01 par, 75,000,000 shares authorized,
         36,041,893 and 35,696,213 shares issued                                       360                   357
     Capital in excess of par value                                                238,426               234,118
     Retained earnings                                                              25,620                44,390
     Common stock held in treasury, 2,708,808 and 2,366,891 shares at cost         (46,207)              (40,461)
     Unrealized gain or loss on investments                                        (58,394)               25,352
                                                                                -----------          -----------
                                                                                   159,805               263,756
                                                                                ----------           -----------
                                                                                $  429,964           $   546,088
                                                                                ==========           ===========

                                The accompanying notes are an integral part of these statements.


                                                       SNYDER OIL CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                       -------------------------        ------------------------
                                                         1998            1997             1998            1997
                                                       ---------       ---------        ---------      ---------
                                                          (In thousands except per share data)
Revenues
   Oil and gas sales                                   $  32,636       $  52,156        $ 100,039      $ 168,992
   Gas transportation, processing and marketing              862             669            2,492          7,433
   Gains on sales of equity interests in investees           -              (168)             -           32,800
   Gains on sales of properties                            3,261           3,824            4,564          8,666
                                                       ---------       ---------        ---------      ---------
                                                          36,759          56,481          107,095        217,891
                                                       ---------       ---------        ---------      ---------
Expenses
   Direct operating                                       10,586          13,127           28,374         39,651
   Cost of gas and transportation                            566             423            1,333          6,371
   Exploration                                            24,674           7,212           35,192         12,602
   General and administrative                              3,927           5,178           12,233         15,990
   Financing costs, net                                    3,596           7,579            9,265         20,648
   Other                                                     (97)            (61)            (128)         1,673
   (Gain) loss on sale of subsidiary interest                -           (10,000)             -              -
   Depletion, depreciation and amortization               13,987          22,302           39,674         68,274
   Property impairments                                      -             4,500              -            5,125
                                                       ---------       ---------        ---------      ---------
Income (loss) before income taxes, minority interest
   and extraordinary item                                (20,480)          6,221          (18,848)        47,557
                                                       ---------       ---------        ---------      ---------
Provision (benefit) for income taxes
   Current                                                   -               -                -              500
   Deferred                                               (7,168)          1,898           (6,597)        13,387
                                                       ---------       ---------        ---------      ---------
                                                          (7,168)          1,898           (6,597)        13,887
                                                       ---------       ---------        ---------      ---------
Minority interest in subsidiaries                            -               690              -            4,119
                                                       ---------       ---------        ---------      ---------
Income (loss) before extraordinary item                  (13,312)          3,633          (12,251)        29,551
Extraordinary item - loss on early extinguishment
   of debt, net of income tax benefit of $1,533              -               -                -            2,848
                                                       ---------       ---------        ---------      ---------
Net income (loss)                                        (13,312)          3,633          (12,251)        26,703
Preferred dividends                                          -             1,548              -            4,648
                                                       ---------       ---------        ---------      ---------
Net income (loss) applicable to common                 $ (13,312)      $   2,085        $ (12,251)     $  22,055
                                                       =========       =========        =========      =========
Income (loss) per common share before
   extraordinary item                                  $    (.40)      $     .07        $    (.37)     $     .83
                                                       =========       =========        =========      =========

Net income (loss) per common share                     $    (.40)      $     .07        $    (.37)     $     .73
                                                       =========       =========        =========      =========
Income (loss) per common share before
   extraordinary item - assuming dilution              $    (.40)      $     .07        $    (.37)     $     .82
                                                       =========       =========        =========      =========
Net income (loss) per common
   share - assuming dilution                           $    (.40)      $     .07        $    (.37)     $     .72
                                                       =========       =========        =========      =========
Weighted average shares outstanding                       33,461          29,504           33,443         30,121
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


                                               SNYDER OIL CORPORATION
                                             CONSOLIDATED STATEMENTS OF
                                                STOCKHOLDERS' EQUITY
                                                     (Unaudited)

                                      Total      Unrealized       Common                    Capital in
                                  Stockholders'   Gains on      Stock Held     Retained     Excess of     Common    Preferred
                                     Equity      Investments    in Treasury    Earnings     Par Value     Stock       Stock
                                   ----------    -----------    -----------    --------     ----------    -------   ---------
(In thousands)                                       (1)

Balance, December 31, 1996         $294,668      $   11,921     $   (3,510)   $   25,711     $ 260,221     $  315     $   10

  Net income                         32,617             -              -          32,617           -          -          -

   Other comprehensive income,
   net of tax
   Unrealized gain on investments    13,431          13,431            -             -             -          -          -
                                   --------
  Comprehensive income               46,048
                                   --------
  Issuance of 607,000 shares for
   common stock grants and
   exercise of stock options          2,957             -              -             -           2,951          6        -

  Conversion of subordinated
   notes into common shares              25             -              -             -              25        -          -

  Issuance of 530,000 shares held
   in treasury                        8,655             -            8,655           -             -          -          -

  Repurchase of 2,647,000 shares
   of common                        (45,606)            -          (45,606)          -             -          -          -

  Repurchase of 291,000 shares
   of preferred                     (30,102)            -              -          (1,049)      (29,050)       -           (3)

  Conversion of 743,000 shares of
   preferred to 3,632,000 shares
   of common                            -               -              -             -             (29)        36         (7)

  Dividends                         (12,889)            -              -         (12,889)          -          -          -
                                   --------        --------       --------      --------      --------    -------    -------

Balance, December 31, 1997          263,756          25,352        (40,461)       44,390       234,118        357        -

  Net loss                          (12,251)            -              -         (12,251)          -          -          -

  Other comprehensive loss,
   net of tax
   Unrealized loss on investments   (70,716)        (70,716)           -             -             -          -          -
   Deferred tax valuation allowance (13,030)        (13,030)
                                   --------
  Comprehensive loss                (95,997)
                                   --------
  Issuance of 345,680 shares for
   common stock grants and
   exercise of stock options          4,311             -              -             -           4,308          3        -

  Repurchase of 341,917 shares
   of common                         (5,746)            -           (5,746)          -             -          -          -

  Dividends                          (6,519)            -              -          (6,519)          -          -          -
                                   --------        --------       --------      --------      --------    -------    -------

Balance, September 30, 1998        $159,805        $(58,394)      $(46,207)     $ 25,620      $238,426    $   360    $   -
                                   ========        ========       ========      ========      ========    =======    =======


(1) Represents total accumulated other comprehensive income.

                                The accompanying notes are an integral part of these statements.


                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                Nine Months Ended September 30,
                                                                             -----------------------------------
                                                                                 1998                    1997
                                                                             -----------             -----------
                                                                                        (In thousands)
Operating activities
   Net income (loss)                                                         $   (12,251)            $    26,703
   Adjustments to reconcile net income to net
      cash provided by operations
          Gains on sales of equity interests in investees                            -                   (32,800)
          Gains on sales of properties                                            (4,564)                 (8,666)
          Equity in earnings of investees                                            -                      (549)
          Exploration expense                                                     35,192                  12,602
          Loss on sale of subsidiary interest                                        -                       -
          Depletion, depreciation and amortization                                39,674                  68,274
          Property impairments                                                       -                     5,125
          Amortization of discount on subordinated notes                             108                     -
          Deferred taxes                                                          (6,597)                 11,854
          Minority interest in subsidiaries                                          -                     4,119
          Loss on early extinguishment of debt                                       -                     4,381
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                                (3,400)                 21,371
               Inventory and other                                                  (952)                    587
            Increase (decrease) in
               Accounts payable                                                    4,471                  (4,192)
               Accrued liabilities                                                 4,253                  (1,414)
               Other liabilities                                                    (425)                 (3,054)
                                                                             -----------             -----------
          Net cash provided by operations                                         55,509                 104,341
                                                                             -----------             -----------

Investing activities
   Acquisition, exploration and development                                     (131,647)               (104,832)
   Proceeds from sales of investments                                                -                    39,221
   Proceeds from sales of properties                                                 324                  10,634
                                                                             -----------             -----------
          Net cash used by investing                                            (131,323)                (54,977)
                                                                             -----------             -----------

Financing activities
   Issuance of common                                                              4,311                   2,140
   Issuance of subordinated notes                                                    -                   168,261
   Decrease in indebtedness                                                          -                   (89,796)
   Early extinguishment of convertible subordinated notes                            -                   (85,199)
   Dividends                                                                      (6,519)                (10,461)
   Repurchase of stock                                                            (5,099)                (39,363)
                                                                             -----------             -----------
          Net cash used by financing                                              (7,307)                (54,418)
                                                                             ------------            -----------

Decrease in cash                                                                 (83,121)                 (5,054)
Cash and equivalents, beginning of period                                         89,443                  27,922
                                                                             -----------             -----------
Cash and equivalents, end of period                                          $     6,322             $    22,868
                                                                             ===========             ===========

Noncash investing and financing activities
   Exchange of Company stock to retire notes receivable                      $       647             $       -
   Acquisition of properties and stock via stock issuances                           -                     8,655
   Exchange of subsidiary stock for stock of investee                                -                    30,923

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


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                          ------------------------      ------------------------
                                                            1998           1997            1998           1997
                                                          --------       ---------      ---------       --------
                                                           (In thousands, except per share and production data)
Revenues
     Oil and gas sales                                    $ 32,636       $  30,904      $ 100,039       $ 95,627
     Other                                                   4,123           4,325          7,056         48,899
                                                          --------       ---------      ---------       --------
                                                            36,759          35,229        107,095        144,526
Expenses
     Direct operating                                       10,586           8,942         28,374         26,144
     Exploration                                            24,674           7,154         35,192         12,482
     General and administrative                              3,927           3,992         12,233         12,193
     Financing costs, net                                    3,596           3,591          9,265          8,175
     Other                                                     469             813          1,205          8,722
     Loss on sale of subsidiary interest                       -           (10,000)           -              -
     Depletion, depreciation and amortization               13,987          10,815         39,674         32,011
     Property impairments                                      -             4,500            -            5,125
                                                          --------       ---------      ---------       --------

Income (loss) before income taxes, minority interest
     and extraordinary item                                (20,480)          5,422        (18,848)        39,674

Provision (benefit) for income taxes                        (7,168)          1,898         (6,597)        13,887
Minority interest                                              -                 1            -              616
Extraordinary item                                             -               -              -            2,848
                                                          --------       ---------      ---------       --------

Net income (loss)                                         $(13,312)      $   3,523      $ (12,251)      $ 22,323
                                                          ========       =========      =========       ========

Net income (loss) per common share                        $   (.40)      $     .07      $    (.37)      $    .59
                                                          ========       =========      =========       ========

Weighted average shares outstanding                         33,461          29,504         33,443         30,121
                                                          ========       =========      =========       ========

Daily oil production (Bbls)                                  5,358           5,596          5,301          5,724
Daily gas production (Mcf)                                 158,865         119,499        151,004        110,056


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

                                           September 30, 1998                  December 31, 1997
                                      ----------------------------       ----------------------------
                                       Book/Fair         Carrying         Book/Fair         Carrying
                                         Value             Cost             Value             Cost
                                      -----------      -----------       -----------      -----------

         Cairn                        $    26,028      $    73,140       $    96,062      $    73,140
         SOCI plc                           8,245           30,923            47,004           30,923
                                      -----------      -----------       -----------      -----------
                                      $    34,273      $   104,063       $   143,066      $   104,063
                                      ===========      ===========       ===========      ===========

Cairn

          In November 1996, the Company exchanged its interest in Command Petroleum Ltd. for 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. In the first quarter of 1997, the Company sold 4.5 million shares at an average price of $8.81 per share realizing $39.2 million in proceeds resulting in a gain of $13.0 million. In accordance with SFAS 115, at September 30, 1998, investments were decreased by $47.1 million in gross unrealized holding losses, stockholders' equity was decreased by $30.6 million and deferred taxes payable was decreased by $16.5 million. At December 31, 1997, investments were increased by $22.9 million in gross unrealized holding gains, stockholders' equity was increased by $14.9 million and deferred taxes payable was increased by $8.0 million.

SOCI plc

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of SOCO International Operations, Inc., which included the Company's interests in projects in Russia, Mongolia and Thailand, for 7.8 million shares (15.9 percent of the total) of SOCI plc. The offering raised approximately $75 million of new equity capital for SOCI plc to fund its ongoing projects. The Company recognized a gain of $19.8 million as a result of this exchange and is restricted from selling its shares until May 1999. In accordance with SFAS 115, at September 30, 1998, investments were decreased by $22.7 million in gross unrealized holding losses, stockholders' equity was decreased by $14.7 million and deferred taxes payable was decreased by $7.9 million. At December 31, 1997, investments were increased by $16.1 million in gross unrealized holding gains, stockholders' equity was increased by $10.5 million and deferred taxes payable was increased by $5.6 million.

Notes Receivable

          The Company held notes receivable due from a director at December 31, 1997, which originated in connection with an option to purchase ten percent of the Company's international affiliates due April 10, 1998. In March 1998, the director tendered 31,000 shares of Company common stock to retire the notes.

(3)      COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income consisting of unrealized gains or losses for marketable securities. SFAS 130 did not have any effect on the Company's financial condition or operations.

(4)      EARNINGS PER SHARE

          Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which prescribes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." In accordance with SFAS 128, income applicable to common has been calculated based on the weighted average shares outstanding during the year and income applicable to common-assuming dilution has been calculated assuming the exercise or conversion of all dilutive securities as of January 1, 1998 and 1997, or as of the date of issuance if later. The following table illustrates the calculation of earnings per share for income from continuing operations.

                                                                Income              Shares           Per-Share
                                                              -----------         -----------        ---------
    For the Three Months Ended September 30, 1998
    ---------------------------------------------

Loss applicable to common shareholders                        $   (13,312)             33,461        $   (.40)
                                                              ===========         ===========

    For the Three Months Ended September 30, 1997
    ---------------------------------------------

Income before extraordinary item                              $     3,633
Preferred dividends                                                (1,548)
                                                              -----------

Income before extraordinary item
   available to common shareholders                                 2,085              29,504        $    .07

Effect of dilutive securities
Stock options                                                         -                   713
                                                              -----------         -----------

Income before extraordinary item
   applicable to common-assuming dilution                     $     2,085              30,217        $    .07
                                                              ===========         ===========


                                                                 Income              Shares          Per-Share
                                                              ------------        -----------        ---------
    For the Nine Months Ended September 30, 1998
    --------------------------------------------

Loss applicable to common shareholders                      $   (12,251)             33,443        $   (.37)
                                                              ===========         ===========

    For the Nine Months Ended September 30, 1997
    --------------------------------------------
Income before extraordinary item                              $    29,551
Preferred dividends                                                (4,648)
                                                              -----------

Income before extraordinary item
   available to common shareholders                                24,903              30,121        $    .83

Effect of dilutive securities
Stock options                                                         -                   345
                                                              -----------         -----------

Income before extraordinary item
   applicable to common-assuming dilution                     $    24,903              30,466        $    .82
                                                              ===========         ===========


         As of September 30, 1998, the only potentially dilutive securities outstanding were stock options that have yet to be exercised.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company rents offices at various locations under noncancelable operating leases. Minimum future payments under such leases approximate $878,000 for the remainder of 1998, $3.5 million for 1999, $3.5 million for 2000, $2.6 million for 2001 and $1.0 million for 2002.

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas State court in Brooks County, Texas. The Company's net working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully commingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, commingling, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $100 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. Activity in the case has been stayed pending resolution of a variety of administrative motions in the matter.

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

(7)      FEDERAL INCOME TAXES

          The Company has a deferred tax liability from operations of $11.4 million at September 30, 1998. The unrealized loss reflected in comprehensive income associated with the investments in marketable securities (see Note 2) generated a tax benefit of $24.4 million and a valuation allowance of $13.0 million. The valuation allowance is a result of the unrealized nature of the loss.

(8)      OTHER

         The Company completed a non-cash acquisition in the second quarter of 1998. The Company acquired 75 percent of Amoco Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants in the Wind River Basin in Wyoming in exchange for the Jonah Field portion of the Company's properties in the Deep Green River Basin project in Wyoming. Under terms of the agreement, effective January 1, 1998, SOCO also received Amoco's interest in the Deep Green River project outside the Jonah Field area and retains the deep rights in Jonah beneath the Mesa Verde horizon at about 12,250 feet.

         During the third quarter of 1998, the Company exchanged its interest in the Cage Ranch Field in South Texas for CIG Exploration's interest in certain producing and non-producing properties in the Washakie Basin of Wyoming. The Company will receive $1.5 million, net, in cash as part of the exchange.

         Exploration expense of $24.7 million for the third quarter includes four unsuccessful tests totaling $16.8 million and $6.6 million for seismic acquisitions.

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

         Excluding Patina, production was up 25 percent in the third quarter compared to the third quarter of 1997. Offshore production was hampered by two hurricanes in the third quarter causing the Company's significant Gulf of Mexico wells to be shut-in for much of September. However, even with the impact of the hurricanes, production was up slightly from the second quarter of 1998 reflecting the balanced growth in our three core areas. The exchange during the third quarter of non-strategic properties in South Texas will expand a significant core operating area in the Rockies.

         Third quarter exploration expense includes charges for two unsuccessful tests in the Gulf of Mexico. However, the Company has been successful on five of eight tests drilled in the Gulf year to date, and overall finding and development costs for the year are still expected to be approximately five dollars per barrel.

Financial Performance

         The Company reported a net loss in the third quarter of $13.3 million or ($.40) per share compared to net income for the 1997 quarter of $3.6 million or $.07 per share. Excluding gains on sales of properties, the 1998 quarter resulted in a net loss of $15.4 million compared to a net loss applicable to common of $6.9 million in the 1997 quarter, excluding Patina, gains on sales of equity interests in investees, gains on sales of properties, gain on sale of subsidiary interest, and minority interest. The nine month period reported a net loss of $12.3 million compared to net income applicable to common of $22.1 million in 1997. Excluding Patina and the same one time adjustments, the net loss was $15.2 million for the 1998 nine month period and $5.8 million applicable to common in the 1997 period. Higher exploration expense and 39 percent lower oil prices offset the 37 percent increase in gas production for the comparable nine month periods, excluding Patina.

         Net cash provided by operating activities decreased to $55.5 million during the nine months ended September 30, 1998, as compared to $104.3 million during the same period in 1997. This decrease is attributed to the sale of Patina, which accounted for $44.3 million of last year's cash flow.

Results of Operations

Oil and Gas Production

         The following tables reflect activities for the Company's oil and gas properties for the three months and nine months ended September 30, 1998 and 1997. Two columns are provided for 1997 to show the effect of the October 1997 disposition of Patina. The discussion following the tables will concentrate on differences between 1998 and 1997, excluding Patina.

                                                                Three Months Ended September 30,
                                                     -----------------------------------------------------
                                                                              1997
                                                                            Excluding
                                                          1998               Patina              1997
                                                     -------------       -------------       -------------
                                                            (In thousands, except production, average
                                                                      price and cost data)

Oil and gas sales                                    $      32,636       $      30,904       $      52,156
Direct operating costs                                     (10,586)             (8,942)            (13,127)
                                                     --------------      --------------      --------------
     Production margin                               $      22,050       $      21,962       $      39,029
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,358               5,596              10,542
Gas (Mcf)                                                  158,865             119,499             190,942

Average oil price (per Bbl)                          $       10.31       $       17.57       $       18.09
Average gas price (per Mcf)                                   1.89                1.99                1.97
Direct operating costs (per BOE):
     Lease operating                                 $        2.76       $        2.81       $        2.40
     Production taxes                                          .62                 .74                 .81
     Workovers                                                 .23                 .26                 .16
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.61       $        3.81       $        3.37
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.78       $        4.61       $        5.72
                                                     =============       =============       =============



                                                                 Nine Months Ended September 30,
                                                     -----------------------------------------------------
                                                                              1997
                                                                            Excluding
                                                          1998               Patina              1997
                                                     -------------       -------------       -------------
                                                            (In thousands, except production, average
                                                                      price and cost data)

Oil and gas sales                                    $     100,039       $      95,627       $     168,992
Direct operating costs                                     (28,374)            (26,144)            (39,651)
                                                     -------------       -------------       -------------
     Production margin                               $      71,665       $      69,483       $     129,341
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,301               5,724              10,999
Gas (Mcf)                                                  151,004             110,056             184,271

Average oil price (per Bbl)                          $       11.46       $       18.67       $       19.21
Average gas price (per Mcf)                                   2.02                2.21                2.21
Direct operating costs (per BOE):
     Lease operating                                 $        2.59       $        2.90       $        2.43
     Production taxes                                          .67                 .82                 .90
     Workovers                                                 .16                 .26                 .15
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.42       $        3.98       $        3.48
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.77       $        4.86       $        6.00
                                                     =============       =============       =============

         An increase in gas production partially offset by a decline in oil prices drove oil and gas sales up in both the three and nine months ended September 30, 1998. Increased gas production, primarily from the Gulf of Mexico, is attributed to the installation of a production platform at Main Pass 261, which began production at the end of March 1998, and development drilling in the Gulf of Mexico. Also, production from the Rocky Mountain Region continues to experience steady growth from an active development program. The decline in oil production reflects the delay of workovers and drilling where feasible on oil projects in light of low oil prices.

         Gas prices received at the wellhead during the three and nine months ended September 30, 1998 were $1.72 and $1.87 per Mcf, respectively, with downstream activities adding $.17 and $.15 per Mcf to the reported prices. These compare to $1.88 and $2.13 per Mcf at the wellhead and $.11 and $.08 per Mcf from downstream activities for the same periods in 1997. Oil prices received at the wellhead during the three and nine months ended September 30, 1998 were $10.31 and $11.46 per Bbl, respectively, with no downstream activities. These compare to $17.05 and $18.14 per Bbl at the wellhead and $.52 and $.53 per Bbl from downstream activities for the same periods in 1997.

Direct Operating Costs

         Direct operating costs decreased $.20 and $.56 per BOE for the three and nine months ended September 30, 1998 due to ongoing cost cutting efforts, lower workover costs and the absence of production taxes on the growing production in the Gulf of Mexico.

Depletion, Depreciation and Amortization

         DD&A expense for the three and nine months ended September 30, 1998 increased by $3.2 million and $7.7 million from the same periods in 1997 due to the significant increase in production. DD&A per BOE increased $.17 from the three months ended September 30, 1997 and decreased $.09 from the nine months ended September 30, 1997 to the same periods in 1998, respectively, reflecting changes in the production mix between the Gulf of Mexico and Rocky Mountains.

Non-Recurring Gains and Losses

         Non-recurring gains and losses added approximately $36.3 million to income before taxes, minority interest and extraordinary item in the first nine months of 1997 and $4.6 million for the 1998 period. Gains on sales of equity interests in investees during the nine months ended September 30, 1997 included a $13.0 million gain on the sale of Cairn stock and a $19.8 million gain related to the initial public offering of SOCI plc. Gains on sales of properties recorded during the nine months ended September 30, 1997 included a $2.1 million gain in the first quarter on the sale of an offshore block in the Gulf of Mexico, a $2.2 million gain in the second quarter on the sale of the Company's Santa Fe Springs Unit in California, and a $3.0 million gain in the third quarter on a swap of an offshore property in the Gulf of Mexico. None of these properties were included in the Company's long-term strategic plans. For the first nine months of 1998, gains on sales of properties included a $3.1 million gain from the exchange of non-strategic South Texas properties for the expansion of a core area in the Rocky Mountains.

Exploration Expense

         Exploration expense of $24.7 million for the 1998 quarter represents an increase from the 1997 quarter's expense of $7.2 million. Exploration expense for the nine months ended September 30, 1998 was $35.2 million compared to $12.5 million in 1997. The 1998 periods included $19.5 million for three dry holes in the Gulf of Mexico and increased expenditures for the purchase and evaluation of 3-D seismic which support our exploration efforts in the Gulf of Mexico and North Louisiana. This reflects the change in focus from primarily exploitation projects to a more balanced approach through exploitation and exploration.

General and Administrative Expenses

         General and administrative expenses, net of reimbursements, for the three and nine months ended September 30, 1998 were relatively consistent with the same periods in 1997 at $3.9 million and $12.2 million, respectively.

Financing Costs

         Interest expense, net of interest income, was $3.6 million and $9.3 million for the three and nine months ended September 30, 1998, respectively, compared to $3.6 million and $8.2 million for the same periods in 1997. The increase in the year to date amount is a result of the higher principal balance and effective interest rate from the subordinated notes issued in June 1997, offset partially by higher interest income. Interest income for the three and nine months ending September 30, 1998 was $290,000 and $2.3 million compared to $266,000 and $961,000 for the same periods in 1997, as the Company had a higher average cash balance due to the proceeds from the disposition of Patina.

Minority Interest in Subsidiaries

         Minority interest recognized during 1997 related to the ten percent of SOCO International, Inc. which was owned by a director of the Company and the minority share of Patina. In May 1997, SOCO International, Inc. exchanged its 90 percent ownership in SOCO International Operations, Inc. for shares of SOCO International plc. The Company's investment in SOCO International plc is accounted for on the cost basis. In July 1997, SOCO International, Inc. acquired the director's ten percent ownership of SOCO International Holdings, Inc. for shares of common stock of the Company. The Company's investment in Patina was sold in the fourth quarter of 1997.

Extraordinary Items

         The extraordinary item recorded in the second quarter of 1997 related to the early extinguishment of the Company's convertible subordinated notes.

Capital Expenditures

Exploration and Development Activities

         During the first nine months of 1998, the Company incurred $123.5 million on exploration and development activities while placing 55 operated wells on production with 25 in progress at quarter end. In the Gulf of Mexico, development activity included $10.3 million to complete the installation of a production platform at Main Pass 261. An additional $8.7 million was incurred for one development well. Exploration activities included $25.3 million for five exploration successes and $19.5 million for three unsuccessful tests. Additionally, $6.4 million was incurred for 3-D seismic acquisition and evaluation.

          The Company continued its successful drilling program in the Rockies. Expenditures for the nine months ended September 30, 1998 totaled $37.2 million to place 48 development wells on production with 16 wells in progress at quarter end. One exploration well was successful totaling $552,000 and one unsuccessful test totaled $560,000. Three exploration wells are in progress at quarter end. Additional exploration expense of $2.0 million was incurred for 3-D seismic acquisition and evaluation.

         The Company spent $6.9 million in North Louisiana with three development wells in progress at quarter end from which results are anticipated in the fourth quarter of 1998. An additional $6.8 million of exploration expense was incurred for additional acquisition and evaluation of 3-D seismic in the area with one exploratory dry hole and one exploration well in progress at quarter end.

Acquisitions

         During the nine months  ended  September  30, 1998,  the Company  spent
$16.2 million to acquire producing properties and $6.0 million on acreage purchases in and around the Company's operating hubs. Of the producing property acquisitions, $5.4 million was incurred to purchase an incremental interest in the Main Pass properties operated by the Company in the Gulf of Mexico. The
Company also spent $2.6 million in North Louisiana to purchase producing properties and a gas processing facility and $7.7 million to purchase incremental interests in properties in the Piceance Basin of western Colorado and East Washakie Basin of southern Wyoming.

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

          During the third quarter of 1998, the Company exchanged its interest in the Cage Ranch Field in South Texas for CIG Exploration's interest in certain producing and non-producing properties in the Washakie Basin of Wyoming. The Company will receive approximately $1.5 million, net, in cash as part of the exchange.

Capital Commitments

         As of September 30, 1998, commitments for capital expenditures totaled approximately $26.3 million. The Company anticipates that 1998 expenditures for exploration and development will approximate $200 million. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions.

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

         Net cash provided by operating activities was $55.5 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, $44.3 million of the $104.3 million in net cash provided by operations was generated by Patina.

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

          In the fourth quarter of 1998, the Company increased the borrowing base under the existing credit facility to $150 million from $100 million in order to provide the flexibility to continue to pursue growth opportunities. As the Company continues to pursue balanced growth through exploitation, exploration and acquisitions, the Company may utilize alternative financing sources, including the issuance of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets.

          The Board of Directors has authorized, at management's discretion, the repurchase of up to $70 million of the Company's securities. From 1996 through the third quarter of 1998, the Company repurchased $61.5 million of its securities including 3.6 million common shares for $57.0 million under this plan. In addition, during 1997, the Company redeemed its preferred depositary shares by issuing 3.6 million shares of common stock and paying $30.1 million in cash.

         The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000 and beyond. The majority of the Company's systems are already compliant, with a detailed plan for the remaining systems scheduled to be modified or replaced within one year. The expected costs associated with final compliance are approximately $300,000 for software modifications.

Liquidity

         At September 30, 1998, the Company had $6.3 million of cash and cash equivalents on hand, compared to $89.4 million at December 31, 1997. The Company's ratio of current assets to current liabilities was .50 at September 30, 1998, down from 1.98 at December 31, 1997 due to the redeployment of cash for exploration and development projects.

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




                            SNYDER OIL CORPORATION



                            By              (Mark A. Jackson)
                               -------------------------------------------------
                               Mark A. Jackson
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)















November 6, 1998