Form 10-K
period 1998-12-31
SNYDER OIL CORP
filed 1999-03-02
CIK 860713

================================================================================

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K
 (Mark one)
 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transaction period from          to
                                              --------    --------

                         Commission file number 1-10509

                                   ----------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
            Title of each class                       on which registered
       ------------------------------         ----------------------------------

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

                               Yes  X    No
                                  -----     -----

        Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 1999..................$321,653,346
        Number of shares of common stock outstanding as of
         February 26, 1999............................................33,364,567


                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Report is incorporated by reference to the Registrant's definitive Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1999.


================================================================================

                             SNYDER OIL CORPORATION


                           Annual Report on Form 10-K
                                December 31, 1998


                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAl

         Snyder Oil Corporation is an independent oil and gas company with principal operations in domestic natural gas exploration and production. The Company's primary properties are located in the Rocky Mountain region, the Gulf of Mexico and northern Louisiana.

         The Company develops reserves which it has acquired or discovered through its exploration program, and sells the oil and gas which it produces. The Company has concentrated its exploration and development efforts over the past year to emphasize natural gas reserve growth. During 1998, 90 percent of the Company's reserve additions were natural gas. This has increased the percentage of natural gas reserves to 82 percent, versus 78 percent in 1997.

         During 1998, the Company generated revenues of $141.1 million and cash flows from operations of $75.2 million. Average daily production during 1998 was 83 percent gas or 154.0 million cubic feet of gas and 5,231 barrels of oil per day. At December 31, 1998, the Company had proved reserves of 100.3 million barrels of oil equivalent with a pretax present value of $365.6 million, assuming a ten percent discount rate with constant pricing and costs. Year end reserves were 82 percent natural gas and 18 percent oil.

         In addition to its domestic operations, the Company also owns common stock in two international exploration and production companies, Cairn Energy plc and SOCO International plc. Both companies' shares are listed on the London Stock Exchange. Cairn shares trade under the symbol "CNE" and SOCO International trades under the symbol "SIA." The Company owns about six percent of the outstanding shares of Cairn and about 16 percent of the outstanding shares of SOCO International. The market value of these two securities was $24.0 million at year end 1998 and $143.1 million at year end 1997.

         In October 1997, the Company sold its 74 percent equity interest in Patina Oil and Gas Corporation. This transaction generated $127 million in cash while removing approximately $170 million of Patina debt from the Company's consolidated balance sheet.

         On January 13, 1999, the Company and Santa Fe Energy Resources, Inc. signed an agreement to merge the Company into Santa Fe Energy Resources to form a single company to be named "Santa Fe Snyder Corporation." The merger is subject to shareholder approval at a special meeting expected to be held during the second quarter of 1999. If the Company's shareholders approve the merger and all other conditions to the merger are met, each share of the Company's common stock would be converted into 2.05 shares of Santa Fe Energy Resources stock. Concurrently with signing the merger agreement, the Company amended its shareholder rights agreement to exempt the merger from the scope of the agreement. As a result, shareholders of the Company will have no rights under the shareholder rights agreement relating to the merger. In particular, the rights will not be distributed or become exercisable.

OPERATIONS

Overview

         The Company's operations are focused in three core areas - the Rocky Mountains, the Gulf of Mexico and northern Louisiana. The Company has been active in the Rockies for more than 20 years and has developed several large gas development projects, which has allowed the Company to add reserves and production at low development costs. The Rocky Mountain reserves represent 78 percent of the Company's year end reserves and 63 percent of the reserves' pretax present value assuming a ten percent discount rate with constant pricing and costs ("Pretax PV10 Value").

         The Company began its activities in the Gulf of Mexico in 1994. During 1995 and 1996, the Company sold portions of its gas development projects and most of its properties outside of its core areas in order to reinvest in its Gulf projects. This repositioning process allowed the Company to balance its reserves and production between the Rocky Mountains and the Gulf of Mexico. The Company's Gulf of Mexico reserves comprise 19 percent of the Company's year end quantities and 33 percent of the reserves' Pretax PV10 Value. During 1998, the Company's production was almost equal from the Rockies and Gulf of Mexico core areas.

         The third core area is in northern Louisiana, where the Company is currently focused on a highly prospective exploration effort targeting potential Troy Lime reef production. This exploration play represents the first step in a long-term program in northern Louisiana to exploit the Company's extensive mineral position based on exclusive 3-D seismic data.

         During 1998, the Company increased its reserves by 30 percent, replacing 382 percent of its 1998 production. Finding and development costs from all sources, including revisions, were $4.44 per barrel of oil equivalent. Production from core areas increased 26 percent in 1998 from 1997.

         Summary information at December 31, 1998 regarding the Company's projects is set forth in the following table. (Abbreviated terms in the captions are explained on page eight.)

                                                            Proved Reserve Quantities
                             Gross         Net        ------------------------------------      Pretax PV10 Value
                           Producing   Undeveloped       Crude      Natural        Oil        --------------------
                             Wells        Acres          Oil          Gas       Equivalent     Amount     Percent
                           ---------   -----------    ---------    -------      ----------    ---------  ---------
                                                        (MBbl)      (MMcf)       (MBOE)         (000)
Rocky Mountains:
   Washakie (WY)                 225       92,808        1,898     183,816        32,533      $ 115,254       31
   Wind River (WY)                98       61,182(a)     2,006     125,355        22,898         78,799       22
   Northern Wyoming              898       -            13,121         634        13,227         11,115        3
   Piceance (CO)  (b)             92       46,432          208      49,409         8,443         22,947        6
   Uinta (UT)                     97       68,947          168       3,769           796          2,475        1
   Big Horn (WY)                   1       82,239           18         520           105            481        -
   Deep Green River (WY)        -          54,258         -           -             -              -           -
                            --------    ---------      -------     -------       -------      ---------   ------
   Rocky Mountain Region       1,411      405,866       17,419     363,503        78,002        231,071       63
                            --------    ---------      -------     -------       -------      ---------   ------

Gulf of Mexico:
   Main Pass Area                 21       10,111          765      96,968        16,927        112,967       31
   Other                          18       22,255          242      14,216         2,611          6,602        2
                            --------    ---------      -------     -------       -------      ---------   ------
   Total Gulf of Mexico           39       32,366        1,007     111,184        19,538        119,569       33

North Louisiana                   14(c)   373,873(d)        67      13,295         2,283         12,956        3
Other                             84        1,373           49       2,771           511          2,024        1
                            --------    ---------      -------     -------       -------      ---------   ------
   Southern Region               137      407,612        1,123     127,250        22,332        134,549       37
                            --------    ---------      -------     -------       -------      ---------   ------

   Total Company               1,548      813,478       18,542     490,753       100,334      $ 365,620      100
                            ========    =========      =======     =======       =======      =========   ======

(a)      Excludes 16,500 net acres under option.
(b)      Interests were sold subsequent to year end.
(c)      Excludes royalty interests in 101 wells.
(d)      Excludes 128,000 net acres under option.

ROCKY MOUNTAINS

         The Rocky Mountain region represents 78 percent of the Company's total year end reserves and 64 percent of Pretax PV10 Value. At year end, Rocky
Mountain proved reserves totaled 363.5 billion cubic feet of gas and 17.4 million barrels of oil, a 38 percent increase from 1997. The Company has an interest in 1,411 total wells, 417 of which are operated. Rocky Mountain production represented 49 percent of the Company's total 1998 production. Production from this region increased 15 percent in 1998 to an average of 66.0 million cubic feet of gas and 4.0 thousand barrels of oil per day.

         The Company drilled 74 Rocky Mountain wells in 1998, of which 71 were development and three were exploratory, continuing the long-term growth of the region. The 1998 capital program in the Rocky Mountains primarily was directed to the Company's gas development projects in the Washakie and Wind River Basins.

Washakie Basin

         The Barrel Springs Unit, the Blue Gap Field and the North Standard Draw area of the Washakie Basin in southern Wyoming, together with its gas gathering and transportation facilities, have been one of the Company's most significant assets since the mid-1980s. Production from this prolific basin during 1998 averaged 35.0 million cubic feet of gas and 400 barrels of oil per day, or 20 percent of the Company's 1998 production.

         The Company currently operates 184 wells in the Washakie Basin and holds hundreds of potential drilling locations. The Company holds interests in 147,573 gross and 129,655 net acres in this area of which only 28 percent has been developed. In the currently producing wells, the Company has an average working interest of 71 percent and an average net revenue interest of 58 percent.

         During 1998, the Company continued to develop Mesaverde sands in the Washakie Basin; 43 wells were put on sales in 1998, seven of which were drilled in late 1997. These wells were completed at depths ranging from 8,000 to 11,500 feet. Three wells were in progress at year end. Significant portions of the Washakie area are restricted by a currently pending Environmental Impact Study ("EIS"). Therefore, the 1998 development program was focused on locations outside the EIS restricted area. The Record of Decision covering the EIS is expected to be issued in the second half of 1999. The Company expects to drill 25 to 35 wells in this area in 1999.

Wind River Basin

         The Company owns an interest in four contiguous areas in the Wind River
Basin: the Riverton Dome Field, the Beaver Creek Unit, a 33,000-acre option on Tribal lands, and a 64,000-acre undeveloped lease block. The Company has a 50 percent working interest in the option lands and in the lease block.

         Total production at year end from the Wind River Basin was 19.6 million cubic feet of gas and 460 barrels of oil per day, or 12 percent of the Company's year end production.

         The Riverton Dome Field primarily produces natural gas from the Frontier, Muddy and Phosphoria formations and oil from the Tensleep formation. The Company operates all 34 wells in this field and has an average working interest of 88 percent and net revenue interest of 76 percent. Sweet gas is processed at a Company-owned plant in the field, and sour gas is processed at the Company's Beaver Creek plant, which is located immediately south of the field.

         The Company drilled four Muddy wells in the Riverton Dome Field in 1998. The Muddy formation is found at depths between 10,000 to 11,000 feet. Initial production rates from the Muddy generally average three million cubic feet of gas per day. The Company expects to drill five additional wells in the Muddy in 1999. If the results are consistent with the Company's 3-D imaging of the Muddy, the number of wells drilled could increase.

         The Beaver Creek Unit is contiguous with the southern border of the Riverton Dome Field. In May, 1998, the Company acquired 75 percent of Amoco
Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants. This transaction included an exchange for the Company's interest in the Jonah Field, which was part of the Company's properties in the Deep Green River Basin project. The Company owns an average working interest of 67 percent in the two gas processing facilities and 64 producing wells with an average net revenue interest of 58 percent. This field produces gas from the Frontier/Dakota, Phosphoria and Cody formations while oil production is from the

Tensleep and Madison formations. Three wells were spud in 1998. One well was put on sales and two wells were in progress at year end 1998. The Company also began a recompletion and deepening program in the Frontier/Dakota and a horizontal drilling program in the Tensleep during 1998.

         The Company spud the North Alkali Butte 10-32 well in August 1998. This exploratory well is the first test on the Tribal option acreage block and should be completed in February 1999. Three zones tested productive and should be put on sales in the first quarter of 1999.

Deep Green River Basin

         In May, the Company exchanged its interest in the Jonah Field, which represented a significant portion of its Deep Green River Basin assets for 75 percent of Amoco's assets in the Beaver Creek Unit. Under the terms of the agreement, the Company also received Amoco's interest in the Deep Green River Basin acreage outside the Jonah Field. The Company holds interests in 63,222 gross and 54,258 net undeveloped acres in this project. The Company also retained the deep rights below the currently producing horizon in the Jonah Field. These deep rights covering 23,568 gross and 10,625 net acres are not included in the undeveloped acreage amounts.

         During the early part of the year, the Company continued development of the fluvial Lance sands in the deep portion of the Jonah Field. The Company participated in eight wells during 1998, two of which were drilled in the last half of the year on acreage remaining after the trade. The first well, a six-mile step-out to the south of the Jonah Field, was drilled in July to test a 2-D seismic velocity anomaly in the Ericson formation. The Company decided not to complete the well and turned operations over to a partner. The second well was drilled in November to test a seismic defined fault block and a low-velocity anomaly to the west of the main Jonah Field. The well is temporarily abandoned and will be plugged in 1999.

Piceance Basin

         The Company operated the Hunter Mesa, Grass Mesa and the Divide Creek Units in the southeast portion of the Piceance Basin through January 1999, when the Company finalized the sale of its interest in the Piceance project. The $28.8 million sale included the Company's remaining 55 percent interest and all gathering and transportation facilities located within the area. Total production at year end from the Piceance Basin was eight million cubic feet of gas and 61 barrels of oil per day.

         During 1998, the Company participated in eleven new wells to develop and further delineate the fields; 13 wells, including two in progress at the beginning of 1998 were put on sales. At year end 1998, there were 92 producing wells, 87 of which were operated by the Company.

Big Horn Basin

         The  Company  has  assembled  a  158,964  gross  and  82,239  net  acre
undeveloped   lease  block  which  is  prospective  for  Frontier,   Muddy,  and
Lance/Mesaverde formations. Two Frontier wells are planned in 1999.

Uinta Basin

         In the Uinta Basin, the Company holds interests in 105,991 gross and 77,358 net acres. During 1998, the Company participated in drilling one operated well in the Horseshoe Bend area. The well, drilled to test the Green River zone, was unproductive. During the last half of 1996, local oil prices, which historically had been at a premium to West Texas Intermediate ("WTI") posted prices, deteriorated and Uinta Basin production currently sells at a discount to WTI prices. With little improvement expected in the near term, additional development drilling was curtailed until oil prices in the area improve. At year end, the Company had interests in 97 producing wells, 47 of which were operated by the Company.
                                       5

Northern Wyoming

         The Company holds interests in two large, mature oil fields in northern Wyoming - the Hamilton Dome and Salt Creek Fields. Hamilton Dome produces sour crude oil primarily from the Tensleep, Madison and Phosphoria formations at depths of 2,500 to 5,500 feet. Salt Creek produces sweet crude oil from the Wall Creek formation at depths of 2,000 to 2,900 feet. These two fields comprise 71 percent of the Company's oil reserves at year end 1998 and 58 percent of the Company's oil production in 1998. At year end, the oil price received at Hamilton Dome was $1.20 less than the WTI reference price and the oil price at Salt Creek was $1.44 more than the WTI reference price.

GULF OF MEXICO

         At year end, total proved reserves in the Gulf of Mexico were 111.2 billion cubic feet of gas and 1.0 million barrels of oil, representing approximately 19 percent of total year end reserves and 33 percent of Pretax PV10 Value. The Company has an interest in 39 wells, 36 of which are operated. Production in 1998 increased 40 percent over 1997 to an average of 82.8 million cubic feet of gas and 1,140 barrels of oil per day. The Gulf of Mexico production represented 48 percent of the Company's 1998 total production, of which 89 percent was concentrated in the Main Pass area.

         During 1998, the Company drilled 14 wells in the Gulf of Mexico and achieved a 50 percent exploratory success rate and a 75 percent development success rate. Two hurricanes and two tropical storms substantially impacted operations in the Gulf during September and October, including a direct hit by Hurricane Georges to the Main Pass area. Although the Company's platforms suffered no structural harm, repairs to damaged engines and compressors and pipeline disruptions continued into the fourth quarter.

         During 1998, two objectives of the capital program in the Gulf of Mexico were to develop internal exploration and development prospects and to expand operations beyond the continental shelf into deeper water. To accomplish the first objective, the Company invested $8.7 million acquiring 25,000 line miles of 2-D and 2,000 square miles of 3-D seismic coverage over 203 blocks in the Gulf. The Company also leased three blocks at Federal lease sales during the year. Currently, the Company is working on six leads and has 12 prospects in inventory.

         The Company had mixed results in its effort to expand operations into deeper waters. The Company participated in drilling seven deepwater wells during the year and found hydrocarbons in economic quantities at three locations in its Specter and Leo prospects. At East Breaks 208, Garden Banks 269 and 625, and Green Canyon 179, the Company reported four dry holes at a cost of $26.8 million. Although the costs of these four wells were only 14 percent of the Company's 1998 capital program, the dry hole expense accounted for 70 percent of the Company's reported loss for 1998.

         In 1999, the Company will continue focusing acquisition efforts in the Gulf and evaluating existing properties for additional exploratory or development potential.

Busch and Pabst Fields, Main Pass 255/259

         The Busch (Main Pass 255) and Pabst (Main Pass 259) Fields are located in the Main Pass/Viosca Knoll area offshore Louisiana and Alabama. Production during 1998 averaged 56.7 million cubic feet per day of gas and 460 barrels of oil per day, representing 32 percent of the Company's 1998 production. In 1998, the Company continued development and exploration work around this key area by drilling one successful development well and one exploratory well. The discovery well in Main Pass 260 tested 26 million cubic feet of gas and 2,745 barrels of oil per day from a mid-Miocene Tex W sand series. The well is expected to be subsea completed and tied back to the Pabst platform in 1999.

         The Company's interest in the Busch and Pabst leases was subject to a reversionary interest upon payout of the original drilling program expenditures. As a result of program payout in 1998, the Company's interest in these fields was reduced from a 61.8 percent working interest to a 52.4 percent working interest, and the net revenue interest was reduced from 43.3 percent to 36.8 percent.

Ingrid Field, Main Pass 261

         The Company has a 50 percent working interest and a 37 percent net revenue interest in the Ingrid Field, where proved reserves were discovered in 1996 in several Tex W sands at approximately 11,000 to 13,000 feet.

         Most of the Company's development program in the first quarter of 1998 focused on setting the platform at the Ingrid Field and bringing the two discovery wells on production. In the second quarter, one exploratory well was successfully drilled and completed in a shallower horizon. Two additional development wells were drilled and brought on production, although the reserves from one well depleted rapidly.

         Initial production from the Main Pass 261 platform began after production facilities were completed in March, with initial volumes transported on the Viosca Knoll Gathering System. In August, the connection of the 24-inch Transcontinental Gas Pipeline ("Transco") to the Main Pass 259 and 261 platforms gave the Company additional transportation capacity and access to additional markets for its gas. Average Main Pass natural gas price realizations increased an estimated 25 to 30 cents per Mcf in the fourth quarter because of the improved markets provided by the Transco pipeline. The Company expects that the price realizations in the future will be four to five cents more favorable on Transco than Viosca Knoll.

          The Ingrid Field accounted for 15 percent of the Company's total production during the third quarter. Production subsequently declined significantly and the Company concluded that the lower reservoirs in two of the wells were smaller than originally estimated. The Company plans to produce these lower reservoirs until they are depleted and then recomplete to the larger, primary reservoirs uphole. It is anticipated that the recompletions may not take place until 2000. At year end, the reserves associated with these lower secondary reservoirs represent less than one percent of the Company's total reserves but will limit future production rates until the upper primary reservoirs are recompleted.

Specter Prospect, Viosca Knoll 779/780/823/824

          The Company participated with a 12 percent working interest,ten percent net revenue interest, in the Specter Prospect, operated by Shell
Offshore, Inc. The first well, Viosca Knoll 780 #4 was drilled to a measured depth of 15,170 feet and discovered hydrocarbons in a middle Miocene age reservoir. The well was sidetracked, as planned, to a separate middle Miocene age target in Viosca Knoll block 824. The Viosca Knoll 824 #1 was drilled to a measured depth of 14,200 feet and also discovered hydrocarbon bearing sands. Two development wells are scheduled in 1999 to be redrilled from Shell's Spirit platform in block 780.

Leo Prospect, Mississippi Canyon 502/503/546/547

         The Company participated in the Leo prospect in block 546 with a 12.5 percent working interest, 10.4 percent net revenue interest, operated by British-Borneo Exploration, Inc. The initial well in 2,500 feet of water penetrated multiple Miocene age hydrocarbon sands at depths between 11,500 and 17,500 feet with approximately 200 feet of net pay. Additional seismic analysis in 1999 and appraisal drilling in 2000 will determine the ultimate scope of the development.

OTHER GULF OF MEXICO

         The Company has interests and operates in several other areas in the Gulf of Mexico, with working interests ranging from 14 percent to 100 percent. During 1999, the Company will continue to evaluate these blocks for additional exploratory or development potential using its 3-D seismic data.

NORTH LOUISIANA AND OTHER

         At year end, proved reserves in North Louisiana and other areas in the Southern Region totaled 16.1 billion cubic feet of gas and 116 thousand barrels of oil. The Company has working interests in 98 total wells and royalty interests in 101 wells. The Company has interests in 602,353 gross acres and 394,209 net acres with options to lease an additional 128,000 net acres. Included in the total acreage amounts are 488,132 gross and 331,267 net acres in northern Louisiana and southern Arkansas where the Company owns mineral interests which are not subject to lease expirations. Production in 1998 averaged 5.2 million cubic feet of gas and 80 barrels of oil per day, or three percent of the Company's 1998 production. During 1998, the Company drilled eight wells in North Louisiana and four wells in Webb County Texas.

         The North Louisiana core area is highly prospective and represents a principal exploration play for the Company. The Company has spent the last five years acquiring and leasing acreage and developing an exploration program to identify and test reefs in the Jurassic Troy Lime formation. This exploration play appears to share similar characteristics with the East Texas Cotton Valley reef play. The Company also initiated a redevelopment program in the Hosston formation in the Cotton Plant Field and a Gray Sand play in northwest Louisiana during 1998. The North Louisiana area will continue to be a focus area for the Company in 1999.

Troy Lime Reef Play

         The Company's primary objective in 1998 was to begin testing the 40 different reef anomalies identified from its proprietary 166-square-mile, 3-D seismic program conducted in 1996 and 1997. The Company formed a joint venture with two companies in 1996 to evaluate a portion of its mineral and acreage positions in northern Louisiana which was prospective for reef anomalies. The two companies agreed to pay for 100 percent of the seismic costs in order to earn two-thirds of the Company's rights within each seismic area. Where the Company owns mineral interests within the seismic area, the two companies have the right to lease two-thirds of the minerals for a fixed-price-per-acre lease bonus, with the Company retaining a royalty interest.

         The Company drilled its first Troy Lime reef test in 1998. The Bozeman #1 found an apparently gas-saturated reef buildup with measurable porosity and permeability from logs and core analysis. Mechanical problems during completion operations prevented a production test of the 800-foot interval of interest. The well was subsequently sidetracked and successfully drilled back to the objective and is currently undergoing testing operations. The Bozeman has provided indications from well logs, core samples and gas shows of a potential gas discovery. However, extensive testing will be required to prove or disprove the productivity of this complex rock formation. Testing has just begun and actual results may not be known for several months.

         A second reef test, the Frazier #1, was spud in December and is currently drilling to a projected total depth of 16,500 feet. The Company holds a 100 percent working interest in the Bozeman sidetrack and a 33.3 percent working interest in the Frazier well.

         The Blake #1 well was drilled in 1998 as a development well updip of a Troy Lime, non-pinnacle reef producer. The test well found a tight reservoir and is being plugged and abandoned. The Company had a 33.3 percent working interest in this well.

CERTAIN DEFINITIONS

         As used in the tables below, these terms have the following meanings:

                           "Bbl" means barrel.
                           "MBbl" means thousand barrels.
                           "MMBbl" means million barrels.
                           "Mcf" means thousand cubic feet.
                           "MMcf" means million cubic feet.

                           "Bcf" means billion cubic feet.
                           "MMBtu" means million British thermal units.
                           "BOE" means barrel of oil equivalent.
                           "MBOE" means thousand barrels of oil equivalent.

         Natural gas volumes are converted to barrels of oil equivalent using the ratio of six Mcf of natural gas to one barrel of crude oil.



PROVED RESERVES

         The following table sets forth estimated year end proved reserves for each of the years in the three year period ended December 31, 1998 for the Company, and for the Company, excluding Patina, as of December 31, 1996. Patina was sold in October 1997 and is not included in the 1998 and 1997 balances.

                                                          Consolidated                   Excluding Patina
                                                          December 31,                     December 31,
                                               -----------------------------------    ----------------------
                                                 1998          1997         1996              1996
                                               --------     ---------     --------          --------
Crude oil and liquids (MBbl)
    Developed                                    17,383        16,101       31,869            16,070
    Undeveloped                                   1,159           659        8,628             1,952
                                               --------      --------     --------          --------
       Total                                     18,542        16,760       40,497            18,022
                                               ========      ========    =========          ========

Natural gas (MMcf)
    Developed                                   391,951       297,490      443,441           200,664
    Undeveloped                                  98,802        65,678      162,195           108,313
                                               --------      --------     --------          --------
       Total                                    490,753       363,168      605,636           308,977
                                               ========      ========     ========          ========

Total MBOE                                      100,334        77,288      141,436            69,518
                                               ========      ========     ========          ========

         The following table sets forth the estimated pretax future net revenues from the production of proved reserves and the Pretax PV10 Value of such revenues.

                                                                        December 31, 1998
                                                     -----------------------------------------------------
                                                      Developed         Undeveloped (a)           Total
                                                     -----------        ---------------        -----------
                                                                         (In thousands)

          1999                                       $    81,436           $   (14,007)        $    67,429
          2000                                            68,156                (1,036)             67,120
          2001                                            53,115                 5,380              58,495
          Remainder                                      366,460               103,983             470,443
                                                     -----------           -----------         -----------
             Total                                   $   569,167           $    94,320         $   663,487
                                                     ===========           ===========         ===========

          Pretax PV10 Value (b)                      $   334,064           $    31,556         $   365,620
                                                     ===========           ===========         ===========

(a) Net of estimated capital costs of $57.2 million,  including  estimated costs of $24.5 million  during 1999.
(b) The after tax PV10 Value of proved  reserves totaled $322.2 million at year end 1998.

         The quantities and values shown in the preceding tables are based on realized prices in effect at December 31, 1998, averaging $9.56 per barrel of oil and $1.94 per Mcf of gas. Reference prices as of December 31, 1998 were Koch WTI oil of $9.50 per barrel, Henry Hub gas of $2.10 per Mcf and CIG index gas of $1.96 per Mcf. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline or increase in prices of oil or gas could have a material effect on the Company's financial condition and results of operations.

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

         Netherland, Sewell & Associates, Inc., independent petroleum consultants, prepared estimates of the Company's proved reserves which collectively represent 84 percent of Pretax PV10 Value as of December 31, 1998. No estimates of the Company's reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

PRODUCTION, REVENUE AND PRICE HISTORY

         The following table sets forth information regarding net production of crude oil, liquids and natural gas, revenues and expenses attributable to such production and to natural gas transportation, processing and marketing and certain price and cost information for each of the years in the five year period ended December 31, 1998 for the Company. Also set forth is 1997 and 1996 data for the Company, excluding Patina.

                                                           Consolidated                                Excluding Patina
                                   -------------------------------------------------------------     ---------------------
                                     1998         1997         1996         1995          1994         1997         1996
                                   -------      --------     --------     --------      --------     --------     --------
                                                  (Dollars in thousands, except prices and production information)

Production
    Oil (MBbl)                        1,909        3,490         3,884        4,278        4,366        2,050        2,196
    Gas (MMcf)                       56,203       61,638        55,840       53,227       43,809       41,377       31,893
    MBOE (a)                         11,277       13,763        13,191       13,149       11,668        8,946        7,512


Revenues
    Oil                            $ 21,040     $ 65,886      $ 79,201     $ 72,550     $ 64,625     $ 37,397     $ 44,661
    Gas (b)                         112,164      141,330       110,126       72,058       73,233       96,454       62,482
                                   --------     --------      --------     --------     --------     --------     --------
        Subtotal                    133,204      207,216       189,327      144,608      137,858      133,851      107,143
    Transportation,
        processing
        and marketing                 4,624        7,004        17,655       38,256      107,247        7,004       17,655
                                   --------     --------      --------     --------    ---------     --------     --------
                                   $137,828     $214,220      $206,982     $182,864     $245,105     $140,855     $124,798
                                   --------     --------      --------     --------    ---------     --------     --------

Operating expenses
    Production                     $ 38,492     $ 48,523     $  49,638    $  52,486    $  46,267    $  35,016     $ 35,118
    Transportation,
        processing
        and marketing                 3,348        6,692        15,020       29,374       94,177        6,692       15,020
                                   --------     --------     ---------    ---------    ---------    ---------     --------
                                   $ 41,840     $ 55,215     $  64,658    $  81,860    $ 140,444    $  41,708     $ 50,138
                                   --------     --------     ---------    ---------    ---------    ---------     --------

Direct operating margin            $ 95,988     $159,005     $ 142,324    $ 101,004    $ 104,661    $  99,147     $ 74,660
                                   ========     ========     =========    =========    =========    =========     ========

Production data
    Average sales price (c)
        Oil (Bbl)                  $  11.02     $  18.88     $  20.39     $   16.96    $   14.80    $   18.24     $  20.34
        Gas (Mcf) (b)                  2.00         2.29         1.97          1.35         1.67         2.33         1.96
        BOE (a)                       11.81        15.06        14.35         11.00        11.82        14.96        14.26
    Average production
        expense/BOE                $   3.41     $   3.53     $   3.76     $    3.99    $    3.97    $    3.91     $   4.67
    Average production
        margin/BOE                 $   8.40     $  11.53     $  10.59     $    7.01    $    7.85    $   11.05     $   9.59

(a)      Gas production is converted to oil equivalents at the rate of six Mcf per barrel.
(b)      Sales of natural gas liquids are included in gas revenues.
(c)      The Company estimates that its composite net wellhead prices at December 31, 1998 were approximately
         $1.94 per Mcf of gas and $9.56 per barrel of oil.

PRODUCING WELLS

         The following table sets forth certain information at December 31, 1998 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 101 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.


               Predominant                                      Gross                Net
             Product Stream                                     Wells               Wells
             --------------                                     -----               -----


               Crude oil                                        1,003                320
               Natural gas                                        545                295
                                                                -----               ----
                                                                1,548                615
                                                                =====               ====

ACREAGE

         The following table sets forth certain information at December 31, 1998 relating to domestic acreage held by the Company. Developed acreage is acreage assigned to producing wells. For offshore blocks in the Gulf of Mexico, the entire block is classified as developed if a producing well has been drilled within its boundaries. Such blocks could contain up to 5,000 gross acres. In most instances, the Company does not consider such blocks to be fully developed. Undeveloped acreage is acreage held under lease, permit, contract or option that is not in a spacing unit for a producing well, including leasehold interests identified for development or exploratory drilling.

                                              Developed                 Undeveloped                   Total
                                       ----------------------     ----------------------      ----------------------
                                         Gross         Net          Gross          Net          Gross         Net
                                       ---------    ---------     ---------    ---------      ---------    ---------
Rocky Mountain Region
   Washakie (WY)                          42,695       36,847       104,878       92,808        147,573      129,655
   Wind River (WY) (a)                    10,508        9,180        96,564       61,182        107,072       70,362
   Northern Wyoming                        7,958        4,909          -          -               7,958        4,909
   Piceance (CO) (b)                       5,920        3,206        98,333       46,432        104,253       49,638
   Uinta (UT)                             15,361        8,411        90,630       68,947        105,991       77,358
   Big Horn (WY)                             320          160       158,964       82,239        159,284       82,399
   Deep Green River  (WY) (c)                480          369        63,222       54,258         63,702       54,627
                                       ---------    ---------     ---------     --------      ---------    ---------
     Rocky Mountain Region                83,242       63,082       612,591      405,866        695,833      468,948
                                       ---------    ---------     ---------     --------      ---------    ---------

Gulf of Mexico
   Main Pass Area                         33,185       16,949        14,763       10,111         47,948       27,060
   Other                                  44,813       19,056        66,420       22,255        111,233       41,311
                                       ---------    ---------     ---------     --------      ---------    ---------
     Total Gulf of Mexico                 77,998       36,005        81,183       32,366        159,181       68,371
                                       ---------    ---------     ---------     --------      ---------    ---------

North Louisiana
   Minerals                               21,606       13,399       466,526      317,868        488,132      331,267
   Leases (d)                              4,495        3,900        95,005       56,005         99,500       59,905
                                       ---------    ---------     ---------     --------      ---------    ---------
     Total North Louisiana                26,101       17,299       561,531      373,873        587,632      391,172
                                       ---------    ---------     ---------     --------      ---------    ---------

Other                                      8,311        1,664         6,410        1,373         14,721        3,037
                                       ---------    ---------     ---------     --------      ---------    ---------
     Southern Region                     112,410       54,968       649,124      407,612        761,534      462,580
                                       ---------    ---------     ---------     --------      ---------    ---------


   Total Company                         195,652      118,050     1,261,715      813,478      1,457,367      931,528
                                       =========    =========     =========     ========      =========    =========

(a) The Company also holds 16,500 net undeveloped acres under option.
(b) The Company sold its interest subsequent to year end.
(c) The Company also holds the deep rights, below approximately 12,500 feet, in 10,625 net acres which are not included.
(d) The Company also holds 128,000 net undeveloped acres under option.

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

                                                          1998         1997        1996
                                                          ----         ----        ----
                  Development wells
                     Productive
                       Gross                              64.0         79.0        79.0
                       Net                                44.0         39.2        44.3
                     Dry
                       Gross                               3.0          4.0         3.0
                       Net                                 1.7          1.5         1.5

                  Exploratory wells
                     Productive
                       Gross                               -            5.0         5.0
                       Net                                 -            2.2         1.5
                     Dry
                       Gross                               8.0          2.0         2.0
                       Net                                 4.6          1.7         1.6

         At December 31, 1998, the Company had nine gross (6.8 net) development wells in progress; one drilling, one awaiting pipeline connection and seven in the completion phase. Additionally, at year end 1998, nine gross (5.2 net) exploratory wells were in progress; one drilling, one awaiting pipeline connection, and seven in the completion phase. Wells in progress at the end of 1997 and 1996 are reflected in the appropriate category in the above table based upon the well's final outcome.

CUSTOMERS AND MARKETING

         The Company's oil and gas production is principally sold to end users, marketers and other purchasers having access to pipeline facilities near its properties. Where there is no access to pipelines, crude oil is trucked to storage facilities. In 1998, Sonat Marketing Company accounted for approximately 33 percent of revenues and Engage Energy accounted for approximately 32 percent of revenues. In 1997, Sonat Marketing Company accounted for approximately 17 percent of revenues, Engage Energy accounted for approximately 14 percent, and Duke Power and Energy, which purchased a significant portion of Patina's gas production, accounted for approximately 12 percent. In 1996, Duke Power and Energy accounted for approximately 11 percent of revenues. The marketing of oil and gas by the Company can be affected by a number of factors that are beyond its control and whose future effect cannot be accurately predicted. The Company does not believe, however, that the loss of any of its customers would have a material adverse effect on its operations.

         The Company's gas marketing strategy focuses on aligning the Company with substantial marketers that are active in key areas of its operations. The Company also continues to participate in the midstream gas facilities business through ownership of pipelines and alliances with other companies.

         In the Rocky Mountain region, essentially all of the Company's gas is marketed through contracts with Engage Energy, a partnership between the Coastal Corporation and Westcoast Energy, Inc. Under the arrangements, the Company receives market value for its gas as it is delivered into mainline pipeline receipt points. The Company also participates in downstream marketing margins realized by Engage, after recovery of costs, for a broad spectrum of Engage's marketing activities in Wyoming, Colorado and Utah. The agreements with Engage currently extend through March 2000 with an option to extend until March 2001.

         In 1997, the Company pooled its gas transportation facilities in Wyoming and Colorado with facilities owned by Coastal Field Services to form Great Divide Gas Services. Great Divide was owned 73 percent by Coastal Field Services and 27 percent by the Company. At the end of 1998, the Company and Coastal Field Services elected to discontinue their participation in Great Divide and to return the facilities involved to their original owners under the unwinding provisions of the Great Divide agreements. In January, subsequent to this unwinding, the Company sold its interest in the pipeline facilities in the Piceance Basin in conjunction with the sale of its oil and gas properties in this area. The Company continues to pursue strategic alternatives for its Wyoming pipeline facilities.

          Beginng in August of 1998, the Company commenced transporting substantially all of its production from the East Main Pass area of the Gulf of Mexico through Transcontinental Gas Pipe Line Corporation for delivery to markets accessible through Transco in the Mobile Bay Area of Alabama. From March through August of 1998, the Company delivered production from the area to markets in southeast Louisiana accessible through Viosca Knoll Gathering Company. The Company converted to Transco to alleviate the downstream constraints experienced in southeast Louisiana and to access additional markets in which to sell production from the area. The Company amended its prior arrangement with Viosca Knoll to allow for the transportation of gas on Transco and to provide for continuing back-up, interruptible transportation rights on Vioca Knoll. As result, the Company has increased transportation capacity from the area and expects to realize an increase in value net of all transportation fees payable to Transco and Viosca Knoll under the arrangement. To fully capitalze on the higher prices available through Transco, the Company is maximizing the amount of its Main Pass production marketed through Transco by arranging for displaced delivery into Transco of production attributable to Company facilities in the area that are not currently connected to the system.

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

EMPLOYEES

         The Company had 306 employees as of December 31, 1998 with principal executive offices in Fort Worth, Texas and regional offices in Denver, Colorado and Houston, Texas. Field offices are also maintained in the areas where the Company operates properties.

REGULATION

Regulation of Drilling and Production

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

         A substantial portion of the Company's oil and gas leases in the Gulf of Mexico and in the Rocky Mountain area were granted by the U.S. Government and are administered by two federal agencies, the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS"). These leases are issued through competitive bidding, contain relatively standard terms and require compliance with detailed BLM and MMS regulations and orders, which are subject to change by the BLM and MMS. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans before commencement of operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection
Agency), lessees must obtain a permit from the BLM or MMS prior to the commencement of onshore or offshore drilling.

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

Environmental Regulations

         The operations of the Company are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness and other protected areas and impose remediation obligations and substantial liabilities for pollution resulting from drilling operations. Such laws and regulations also restrict air or other pollution and disposal of wastes resulting from the operation of gas processing plants, pipeline systems and other facilities owned directly or indirectly by the Company. Drilling and other projects on federal leases may also require preparation of an environmental assessment or environmental impact statement, which could delay the commencement of operations and could limit the extent to which the leases may be developed. See "Risk Factors and Investment Considerations - The Company's Operations are Subject to Strict Environmental and Other Government Regulation."

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

         Under the Oil Pollution Act of 1990 ("OPA"), owners and operators of onshore facilities and pipelines and lessees or permittees of an area in which an offshore facility is located ("Responsible Parties") are strictly liable on a joint and several basis for removal costs and damages that result from a discharge of oil into United States waters. These damages include natural resource damages, real and personal property damages and economic losses. OPA limits the strict liability of Responsible Parties for removal costs and damages that result from a discharge of oil to $350.0 million in the case of onshore facilities and $75.0 million plus removal costs in the case of offshore facilities, except that no limits apply if the discharge was caused by gross negligence or willful misconduct, or by the violation of an applicable federal safety, construction or operating regulation by the Responsible Party, its agent or subcontractor.

         States in which the Company operates have also adopted regulations to implement the Federal Clean Air Act. These new regulations are not expected to have a significant impact on the Company or its operations. In the longer term, regulations under the Federal Clean Air Act may increase the number and types of the Company's facilities that require permits, which could increase the Company's cost of operations and restrict its activities in certain areas.

RISK FACTORS AND INVESTMENT CONSIDERATIONS

The Company's Income and Cash Flows are Largely Dependent Upon Gas Prices

         The Company derives its revenue principally from the sale of natural gas. The Company sells the majority of its gas in the open market at prevailing market prices, or under market-price contracts. The market price for gas is dictated by supply and demand, and the Company cannot predict or control the price it receives for its gas. Moreover, market prices for gas vary significantly by region. For example, natural gas in the Rocky Mountain region, where the Company produced approximately 43 percent of its gas in 1998, historically sells for less than gas in the Midwest and Northeast.

         Accordingly, the Company's income and cash flows will be greatly affected by changes in gas prices and by regional pricing differentials. The Company will experience reduced cash flows and may experience operating losses when gas prices are low. Under extreme circumstances, the Company's gas sales may not generate sufficient revenue to meet the Company's financial obligations and fund its planned capital expenditures. Moreover, significant price decreases could negatively effect the Company's reserves by reducing the quantities of reserves that are recoverable on an economic basis, necessitating write downs to reflect the realizable value of the reserves in the low price environment.

The Company Must Replace Reserves to Sustain Production

         The Company depletes its reserves as it produces oil and gas for sale into the market. In order to sustain and increase the Company's reserves and production levels, the Company must replace the reserves it produces on a cost effective basis through a combination of exploration for undiscovered reserves, enhanced development of known reserves, and acquisitions of new reserves. The Company's future production is highly dependent upon its level of success in finding or acquiring additional reserves. Replacing produced reserves on economic terms will become more and more difficult in the future as domestic natural resources are depleted. As a result, new exploration operations increasingly require use of costly seismic and other geoscience technology while yielding discoveries that are generally of smaller size than those found in years past. Likewise, the Company's cost of developing and producing reserves is generally increasing as it is forced to invest in secondary and tertiary recovery technology to exploit a shrinking reserve base. The Company may be unable to make the necessary capital investment to maintain or expand its reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. The Company cannot assure you that its future development, acquisition and exploration activities will result in additional proved reserves or that it will be able to drill productive wells at acceptable costs.

The Company's Drilling Program Involves Complicated Wells

         A large number of the wells in the Company's drilling program target carbonate geological formations which involve special drilling risks. The Company often targets very deep drilling objectives, frequently exceeding 15,000 feet, involving very high subsurface pressures and extreme heat. Many of these wells encounter hydrogen sulfide gas or other substances which are corrosive or otherwise harmful to humans and equipment. These wells create a greater risk for personal injury or property damage from blowout, cratering, well fire, or similar catastrophe than risks related to less complicated drilling operations.

The Company's Operations Are Subject to Interruption From Severe Weather and Other Factors

         The Company's operations are conducted principally in the offshore Gulf Coast area and in the Rocky Mountain region. The weather in both of these areas can be extreme and can cause an interruption in the Company's exploration and production operations. The Company's Gulf Coast operations are susceptible to tropical storms and hurricanes. While the Company's offshore facilities are engineered to withstand typical hurricane force winds, severe storms nevertheless result in temporary interruptions due to the evacuation of personnel for safety and the shut in of production. Moreover, especially severe weather can result in damage to facilities entailing longer operational interruptions and significant capital investment. Likewise, the Company's Rocky Mountain operations are subject to disruption from winter storms and severe cold which can limit operations involving fluids and impair access to the Company's facilities.

         In addition to weather, other factors such as mechanical break-downs, workover operations and gathering and transportation problems can result in production interruptions. The Company's exposure to production interruptions is greatest in the Gulf, where the Company's production is very concentrated. Almost 90 percent of the Company's 1998 production in the Gulf came from three platforms located in close proximity in the East Main Pass area. This level of concentration creates a risk of production interruption from weather or other local factors. An extended interruption in the Company's operations could have a material adverse effect on the Company's income and cash flows in the period in which the interruption occurs.

The Company Invests Heavily in Exploration

         The Company has historically invested a significant portion of its capital budget in drilling exploratory wells in search of unproved oil and gas reserves. The Company cannot be certain that the exploratory wells it drills will be productive or that it will recover all or any portion of its investments. In order to increase the chances for exploratory success, the Company often invests in seismic or other geoscience data to assist it in identifying potential drilling objectives. Additionally, the cost of drilling, completing and testing exploratory wells is often uncertain at the time of the Company's initial investment. Depending on complications encountered while drilling, the final cost of the well may significantly exceed that which the Company originally estimated. The Company expenses all direct costs of drilling an unsuccessful exploratory well in the period in which the well is determined not to be producible in commercial quantities.

Acquisitions  Could  Alter  the Company's Geographic Focus  and  Financial  Risk
Profile

         The Company continually evaluates acquisition opportunities and frequently engages in bidding and negotiating for acquisitions, many of which are substantial. Although the Company generally concentrates on acquiring producing properties with development and exploration potential located in its current areas of operation, the Company occasionally considers acquisitions in other geographic regions. To finance a large acquisition, the Company may alter or increase substantially its capitalization through the issuance of additional debt or equity securities, the sale of production payments or other financing structures. A large acquisition outside the Company's core operational areas or involving a significant issuance of debt or equity could significantly alter its financial risk profile and the nature of its operations depending upon the character of the acquired properties and the structure of the financing.

The  Company's  Operations  Are  Subject  to  Strict  Environmental   and  Other
Governmental Regulation

         The Company must conduct its exploration and production operations in compliance with a wide variety of federal, state and local laws, including those relating to the discharge of materials into the environment or otherwise relating to protection of the environment. Because many of the Company's Gulf of Mexico and Rocky Mountain operations are located in environmentally sensitive or other protected areas, these operations are subject to special regulations and permitting requirements. The Company and its personnel could incur material fines and penalties, and in some cases, be subject to criminal prosecution if it fails to comply with such regulations.

         The Company's compliance with increasingly strict environmental and other regulations adds materially to the cost of the Company's operations and can result in substantial delays in new projects. The Company expends significant managerial and financial resources complying with governmental regulations and anticipates these costs will increase in response to trends toward greater environmental protection and stricter governmental oversight. Likewise, the Company's compliance with environmental impact assessment regulations on federal leases in the Company's Rocky Mountain region can significantly delay the commencement of operations in the area and can limit the extent to which the leases may be developed. For example, delays in the environmental impact assessment process for the Company's expanded drilling program in the northern Washakie Basin have resulted in the Company postponing commencement of a 30-well drilling program in the area.


The Company's Reserve Estimates and Future Net Revenues Are Based on Assumptions

         This annual report contains estimates of reserves and estimated future net revenues from such reserves. These estimates are based on reports of the Company's independent petroleum engineers. These estimates fluctuate greatly depending on the underlying assumptions about factors such as: 1) historical production from analogous areas, 2) taxes and other governmental regulation, 3) commodity prices and operating costs, 4) future development activity and investment, and 5) the applicable discount rate. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this annual report. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond its control. For these reasons, estimates of reserves and future net cash flows should be used for comparative purposes only and should not be viewed as a measure of actual production or revenues from the Company's reserves.

The Company Faces Competition for Labor and Services

         Oil and gas exploration and production operations are largely regional in nature. Depending on economic conditions, seasonal drilling activity, and other factors beyond the Company's control, the Company frequently faces strong competition in procuring services in the geographic regions in which it operates from a limited pool of laborers, drilling services contractors and equipment vendors. Moreover, many of the Company's competitors have substantially greater financial and other resources than the Company. Competition for labor, services and equipment is especially intense during warm weather months when the level of drilling operations traditionally are at their peak. This competition sometimes results in increased labor and drilling services costs or in operational delays. Depending on the magnitude of any resulting cost increases or operational delays, the effects of this competition for labor, services and equipment could materially impact the Company's income and cash flows.

ITEM 3.  LEGAL PROCEEDINGS

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully commingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $175.0 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. Activity in the case has been stayed pending resolution of a variety of administrative motions in the matter.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes that resolution should not have a material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

         On January 15, 1999, a stockholder of the Company filed a putative class action complaint in the Delaware Court of Chancery, No. 16900-NC, seeking to enjoin the merger of the Company into Santa Fe Energy Resources, Inc. ("Santa Fe") on the proposed terms and seeking damages. Defendants named in the complaint are the Company, each of its directors and Santa Fe. The plaintiff alleges numerous breaches of the duties of care and loyalty owed by the Company and its directors to the purported class in connection with entering into the merger agreement with Santa Fe. The plaintiff further alleges that Santa Fe aided and abetted the Company and its directors in their alleged breaches of fiduciary duty. The defendants believe the complaint is without merit and intend to vigorously defend the action.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


         No matters were submitted for a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SECURITY HOLDER MATTERS

         The Company's stock is listed on the New York Stock Exchange and trades under the symbol "SNY." The following table sets forth, for 1998 and 1997, the high and low closing prices for the Company's securities for New York Stock Exchange composite transactions, as reported by The Wall Street Journal.

                                                   1998                             1997
                                          ----------------------           ----------------------
                                             High          Low                High          Low
                                          ---------    ---------           ---------    ---------
         First Quarter                    $ 21-7/16    $      15           $  19-1/8    $  14-5/8
         Second Quarter                      22-1/2       17-3/8                  19       15-1/4
         Third Quarter                       21-1/4      14-9/16              23-5/8      18-3/16
         Fourth Quarter                     17-5/16       11-1/4              24-7/8       16-3/4

          On February 26, 1999, the closing price of the common stock was $10 7/16. Quarterly dividends were paid at the rate of $.065 per share during 1998 and 1997. For federal income tax purposes, the common dividends paid during 1998 were a non-taxable return of capital. Shares of common stock receive dividends as, if and when declared by the Board of Directors. The amount of future dividends will depend on debt service requirements, capital expenditures and other factors. On December 31, 1998, there were approximately 2,100 holders of record of the common stock and 33.4 million shares outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial and operating information for each of the years in the five year period ended December 31, 1998. Share and per share amounts refer to common shares. The following information includes the results of Patina Oil and Gas Corporation ("Patina") through the third quarter of 1997 when the Company sold its interest in Patina and should be read in conjunction with the consolidated financial statements presented elsewhere herein.

(In thousands, except per share data)                           As of or for the Year Ended December 31,
                                                       ---------------------------------------------------------
                                                          1998         1997        1996        1995        1994
                                                       ---------     --------    --------    --------    --------
Income Statement
       Revenues                                        $ 141,095    $ 255,728   $ 285,111   $ 197,301   $ 262,328
       Income (loss) before extraordinary items          (24,733)      35,465      62,950     (39,831)     12,372
          Per share                                         (.74)         .96        1.81       (1.53)        .07
       Net income (loss)                                 (24,733)      32,617      62,950     (39,831)     12,372
          Per share                                         (.74)         .87        1.81       (1.53)        .07
          Dividends per share                                .26          .26         .26         .26         .25
       Weighted average shares outstanding                33,416       30,588      31,308      30,186      23,704

Cash Flow
       Net cash provided by operations                 $  75,159    $ 122,041   $ 101,730   $  69,121   $  86,397
       Net cash realized (used) by investing            (188,267)      31,808     (62,356)     32,421    (245,503)
       Net cash realized (used) by financing              29,836      (92,328)    (38,715)    (96,012)    169,926

Balance Sheet
       Working capital                                 $ (37,713)    $ 56,326   $   9,168   $   5,842   $     708
       Oil and gas properties, net                       352,983      274,304     635,387     435,217     472,239
       Total assets                                      433,937      546,088     879,459     555,493     673,259
       Senior debt                                        39,001            1     188,231(a)  150,001     234,857
       Subordinated notes                                173,787      173,635     183,842(b)   84,058      83,650
       Stockholders' equity                              128,454      263,756     294,668     235,368     274,086

(a) Includes  $93.7  million of Snyder  senior debt and $94.5  million of Patina senior debt.
(b) Includes  $80.7 million of Snyder  convertible  subordinated  notes and $103.1  million of Patina  subordinated notes.

                                       20

    The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years:

(In thousands, except per share data)                                                     1998
                                                                    ------------------------------------------------
                                                                      First       Second        Third       Fourth
                                                                    ---------    ---------    ---------    ---------

Oil and gas sales                                                   $  32,822    $  34,581    $  32,636    $  33,165
Production margin                                                      24,374       25,241       22,050       23,047
Depletion, depreciation, amortization, and property impairments         11,762       13,925       13,987       19,773
Exploration expense                                                     3,213        7,305       24,674       13,111
Income (loss) before extraordinary items                                1,838         (777)     (13,312)     (12,482)
  Per share                                                               .06         (.02)        (.40)        (.37)
Net income (loss)                                                       1,838         (777)     (13,312)     (12,482)
  Per share                                                               .06         (.02)        (.40)        (.37)

(In thousands, except per share data)                                                     1997
                                                                    ------------------------------------------------
                                                                      First       Second        Third       Fourth
                                                                    ---------    ---------    ---------    ---------

Oil and gas sales                                                   $  67,848    $  48,988    $  52,156    $  38,224
Production margin                                                      53,827       36,485       39,029       29,352
Depletion, depreciation, amortization, and property impairments         23,208       23,389       26,802       13,738
Exploration expense                                                     1,700        3,690        7,212        4,444
Income before extraordinary items                                      19,926        5,992        3,633        5,914
  Per share                                                               .59          .15          .07          .14
Net income                                                             19,926        3,144        3,633        5,914
  Per share                                                               .59          .05          .07          .14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

OVERVIEW

         Snyder Oil Corporation (the "Company") is an independent oil and gas company with principal operations in domestic natural gas exploration and production. The Company's primary properties are located in the Rocky Mountain region, Gulf of Mexico and northern Louisiana.

         The Company has concentrated its exploration and development efforts over the past years to emphasize natural gas reserve growth. During 1998, 90 percent of the Company's reserve additions were natural gas. This has increased the percentage of natural gas reserves to 82 percent, versus 78 percent in 1997. At December 31, 1998, the Company had proved reserves of 100.3 million barrels of oil equivalent with a pretax present value of $365.6 million, assuming a ten percent discount rate with constant pricing and costs.

          Exploration expense in 1998 of $48.3 million significantly impacted the Company's financial results from eight dry holes and significant acquisitions of 3-D seismic. Even with the high exploration expense, the Company's capital program replaced 382 percent of 1998 production with a finding and development cost from all sources, including revisions, of $4.44 per barrel of oil equivalent, an improvement of 23 percent compared to 1997.

         In October 1997, the Company sold its 74 percent interest in Patina Oil and Gas Corporation ("Patina"). Net proceeds from the sale were approximately $127 million resulting in a $2.8 million gain, net of tax. Excluding Patina, production increased 26 percent in 1998 compared to 1997; however, a 21 percent decrease in prices caused oil and gas revenues to remain constant. Production grew in all three core operating areas reflecting our strategy of balanced growth.

         The Company also has investments in two international exploration and production companies, Cairn Energy plc ("Cairn") and SOCO International plc ("SOCI plc") , both listed on the London Stock Exchange. In 1998, the Company experienced a decline of $119.1 million in the value of its investments in Cairn and SOCI plc. The unrealized loss reflected in equity was $75.4 million, net of tax. The book and market value at December 31, 1998 was $24.0 million. The Cairn shares can be sold at the discretion of the Company. Since the Company contributed assets to form SOCI plc in 1997, under London Stock Exchange rules, the Company is not permitted to sell the SOCI plc shares prior to May 1999.

          On January 13, 1999, the Company announced its agreement to merge with Santa Fe Energy Resources, Inc. ("Santa Fe") creating Santa Fe Snyder Corporation. The Board of Directors of each company has unanimously approved the transaction and committed to vote his or her shares in favor of the merger. Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder resulting in Snyder shareholders owning approximately 40 percent of the outstanding shares after the merger. It is expected that the transaction will be accounted for as a purchase. John C. Snyder will be the Chairman of Santa Fe Snyder Corporation and James L. Payne, currently the Chairman and CEO of Santa Fe, will be the CEO of the new company. The eleven person board will be composed of five members from Snyder's current directors and six from Santa Fe. The Form S-4 has been filed with the SEC and, pending shareholder and other required approvals, the merger is expected to be completed in the second quarter of 1999.
          In January 1999, the Company sold its interest in the Piceance Basin and the associated gathering facility for $28.8 million cash, resulting in an estimated gain of approximately $500,000.

FINANCIAL PERFORMANCE

         The Company reported a net loss in 1998 of $24.7 million or ($.74) per share compared to net income, excluding Patina, for 1997 of $28.2 million or $.73 per share. Excluding gains on sales of properties, 1998 resulted in a net loss of $26.9 million compared to a net loss applicable to common of $4.1 million in 1997, excluding Patina, gains on sales of equity interests in investees, gains on sales of properties, gain on sale of subsidiary interest, extraordinary item and minority interest. Higher exploration expense and lower oil and natural gas prices offset the 36 percent increase in gas production from 1997, excluding Patina.

         Net cash provided by operating activities decreased to $75.2 million during 1998, compared to $122.0 million during 1997. This decrease is attributed to the sale of Patina, which accounted for $48.7 million of last year's cash flow. Excluding Patina, the Company increased its net cash provided by operating activities in spite of the decline in oil and natural gas prices between years.

FORWARD-LOOKING INFORMATION

          Certain statements contained in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company), other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to a variety of matters not currently ascertainable, such as future capital expenditures, drilling activity, acquisitions and dispositions, development or exploratory activities, cost savings efforts, production activities and volumes, hydrocarbon reserves, hydrocarbon prices, hedging activities and the results thereof, financing plans, liquidity, regulatory matters, competition and the Company's ability to realize efficiencies related to certain transactions or organizational changes.

          Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "potential" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the risks described under "Risk Factors and Investment Considerations" in this Annual Report on Form 10-K, such as the fluctuations of the prices received or demand for the Company's oil and gas, the ability to replace depleting reserves, potential additional indebtedness, the requirements for capital, drilling risks, operating hazards, the cost and availability of drilling rigs, acquisition risks, the uncertainty of reserve estimates, competition and the effects of governmental and environmental regulation. All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section.

RESULTS OF OPERATIONS

         COMPARISON OF 1998 RESULTS TO 1997

Oil and Gas Sales

         The following table reflects activities for the Company's oil and gas properties for 1998 and 1997. Two columns are provided for 1997 to show the effect of the October 1997 disposition of Patina. The discussion following the
                                                   -----------------------------
tables will concentrate on differences between 1998 and 1997, excluding Patina.
-------------------------------------------------------------------------------

                                                                Twelve Months Ended December 31,
                                                     -------------------------------------------------------
                                                                            Excluding
                                                                             Patina
                                                                           (Unaudited)
                                                          1998                1997                1997
                                                     -------------       --------------      --------------
                                                            (In thousands, except production, average
                                                                  price and cost per BOE data)

Oil and gas sales                                    $     133,204       $     133,851       $     207,216
Direct operating costs                                     (38,492)            (35,016)            (48,523)
                                                     -------------       -------------       -------------
     Production margin                               $      94,712       $      98,835       $     158,693
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,231               5,617               9,561
Gas (Mcf)                                                  153,982             113,361             168,873

Average oil price (per Bbl)                          $       11.02       $       18.24       $       18.88
Average gas price (per Mcf)                                   2.00                2.33                2.29
Direct operating costs (per BOE)
     Lease operating                                 $        2.61       $        2.74       $        2.41
     Production taxes                                          .66                 .89                 .94
     Workovers                                                 .14                 .28                 .18
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.41       $        3.91       $        3.53
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.78       $        4.87       $        5.80
                                                     =============       =============       =============

         In 1998, the increase in gas production of 36 percent was offset by a 40 percent decrease in the average oil price and a 14 percent decrease in the average price of natural gas. The increase in gas production reflected growth in all three core operating areas. Gas production in the Gulf of Mexico increased 50 percent with the commencement of production from the new Main Pass 261 platform in March 1998, along with development drilling and an additional pipeline connection in the third quarter of 1998. Increased gas production in the Rocky Mountain Region was driven by the acquisition of interests in the Washakie and Beaver Creek areas coupled with the region's ongoing development drilling program. The decrease in oil production reflects the delay of workovers and drilling where feasible on oil projects due to the low oil price environment.

         The gas price received at the wellhead during 1998 was $1.87 per Mcf, with downstream activities adding $.13 per Mcf to the reported price. In 1997, the wellhead gas price, excluding Patina, was $2.28, with downstream activities adding $.05 to the reported price. The oil price was $11.02 per barrel for 1998 with no downstream activities. This compares to $17.84 at the wellhead in 1997 with $.40 added from downstream activities.

Direct Operating Costs

         Direct operating expenses decreased $.50 per barrel of oil equivalent from 1997, excluding Patina, due to the more equal balance in production between the Rockies and the Gulf of Mexico along with ongoing cost cutting efforts, lower workover costs and the absence of production taxes on the growing production in the Gulf of Mexico.

Depletion, Depreciation and Amortization

         DD&A expense for the year increased by $10.4 million due to a 26 percent increase in production. DD&A per barrel of oil equivalent decreased $.09 reflecting the shift in the production mix to properties with lower costs.

Non-Recurring Gains and Losses

         Non-recurring gains and losses added $39.7 million to income before taxes, minority interest and extraordinary item in 1997 while they reduced the 1998 loss by $2.2 million. Gains on sales of equity interests in investees during 1997 included a $13.0 million gain on the sale of Cairn stock and a $19.8 million gain related to the initial public offering of SOCI plc. Gains on sales of properties of $3.3 million in 1998 and $8.7 million in 1997 were the result of the Company's ongoing plan to divest non-strategic assets. The most significant items in 1998 were a $3.1 million gain on the exchange of non-strategic South Texas properties for the expansion of a core area in the Rocky Mountains and a $5.5 million impairment of two Gulf of Mexico properties. In 1997, the most significant items were the sales of two non-core properties in the Gulf of Mexico for a $5.1 million gain and impairments of $7.3 million.

Exploration Expense

          Exploration expense of $48.3 million in 1998 represents an increase from $16.9 million in the prior year as 1998 includes $28.4 million for five dry holes in the Gulf of Mexico and increased expenditures for the purchase and evaluation of 3-D seismic of $17.8 million to support our exploration and development efforts in the Gulf of Mexico, northern Louisiana and the Rocky Mountains. In 1998, with our continuing low risk development program in the Rockies, we elected to take a higher risk profile in the Gulf attempting to capture the longer reserve life and higher production rates found in the transition zone between the continental shelf and the ultra-deep projects. Although the five dry holes in the Gulf of Mexico were only 15 percent of our 1998 capital program the expense constituted 75 percent of our reported loss for 1998. In 1997, the Company invested $8.9 million in 3-D seismic and incurred $8.0 million for two exploratory dry holes in the Gulf of Mexico.

General and Administrative Expenses

         General and administrative expenses, net of reimbursements, of $16.4 million in 1998 were relatively consistent with the $16.6 million in 1997, excluding Patina.

Financing Costs

         Interest expense, net of interest income, was $13.4 million compared to $10.6 million in 1997. The increase is due to the higher principal balance outstanding throughout 1998 and the higher effective interest rate on the subordinated notes issued in June 1997. Interest income was $2.4 million for both 1998 and 1997.

Minority Interest in Subsidiaries

         Minority interest recognized during 1997 related to the ten percent of SOCO International, Inc. which was owned by a Director of the Company and the minority share of Patina. In July 1997, SOCO International, Inc. acquired the Director's ten percent ownership for shares of common stock of the Company. The Company's investment in Patina was sold in the fourth quarter of 1997.

Extraordinary Item

         The extraordinary item recorded in 1997 of $2.8 million, net of tax, related to the early extinguishment of the Company's convertible subordinated notes.

         COMPARISON  OF 1997  RESULTS  TO 1996

          Net income for 1997 was $32.6 million as compared to $63.0 million in 1996. During 1997, the Company recognized a $13.0 million gain on the sale of
4.5 million shares of Cairn stock and a $19.8 million gain on the formation of SOCI plc. Net income in 1996 benefited from a $65.5 million gain on the exchange of the Company's stock held in Command Petroleum Limited, for stock in Cairn.

          The following table sets forth certain operating information of the Company for the periods presented. The discussion following the tables includes consolidated results except as noted.

                                           Excluding Patina         Increase          Consolidated           Increase
                                        -----------------------                   ----------------------
                                          1997           1996      (Decrease)       1997          1996      (Decrease)
                                        --------       --------                   --------      --------

Oil and gas sales (in thousands)        $133,851       $107,143       25%         $207,216      $189,327        9%
Production margin (in thousands)        $ 98,835       $ 72,025       37%         $158,693      $139,689       14%
Daily production:
     Oil (Bbls)                            5,617          6,000       (6%)           9,561        10,611      (10%)
     Gas (Mcf)                           113,361         87,139       30%          168,873       152,570       11%
     Equivalent barrels (BOE)             24,510         20,525       19%           37,707        36,040        5%
Average Prices:
     Oil ($/Bbl)                        $  18.24       $  20.34      (10%)        $  18.88      $  20.39       (7%)
     Gas ($/Mcf)                        $   2.33       $   1.96       19%         $   2.29      $   1.97       16%
     Equivalent barrel ($/BOE)          $  14.96       $  14.26        5%         $  15.06      $  14.35        5%
DD&A per BOE                            $   4.87       $   5.29      (10%)        $   5.80      $   6.41      (10%)


         Oil and gas sales, excluding Patina, increased 25 percent due to a significant increase in gas production along with higher gas prices. Production in the Gulf of Mexico more than doubled due to two fourth quarter 1996 acquisitions and the Company's drilling efforts beginning to come on stream. The Rocky Mountain Region also increased production due to successful development drilling primarily in the second and third quarters of 1997, but the increase was partially offset by sales of non-strategic properties during 1996.

         Production margin (oil and gas sales less direct operating expenses) for 1997, excluding Patina, increased 37 percent compared to 1996 as direct operating expenses decreased in spite of the significant increase in production. This is primarily due to the sale of non-core properties which had high operating costs, increased production in the Gulf of Mexico which has much lower operating costs per barrel of oil equivalent produced, and an increased emphasis on operating efficiencies. Operating costs per barrel of oil equivalent , excluding Patina, were $3.91 compared to $4.67 in 1996.

         Gains on sales of properties of $8.7 million in 1997 and $8.8 million in 1996 were a result of the Company's ongoing plan to divest of non-strategic assets. The most significant items in 1997, after the sale of Patina, were the sales of two non-core properties in the Gulf of Mexico for a $5.1 million gain. The most significant item during 1996 was a $7.4 million gain on the sale of a 50 percent interest in the Deep Green River Basin holdings.

         General and administrative expenses, net of reimbursements, for 1997 were $20.4 million, a $3.2 million increase compared to 1996 as several of the properties sold during 1996, while having high operating costs and depletion, depreciation and amortization rates, provided significant general and administrative expense reimbursements. Net general and administrative costs have declined three to six percent each quarter since the fourth quarter of 1996. There was a 16 percent decrease in the fourth quarter of 1997 attributable to the disposition of Patina.

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

         Depletion, depreciation and amortization expense for 1997 decreased $4.7 million to $79.9 million in spite of higher production levels. The decrease is primarily due to higher 1996 amortization costs on a noncompete agreement at Patina, but was also the result of lower production depletion, depreciation and amortization rates. Production depletion, depreciation and amortization per barrel of oil equivalent, excluding Patina, was $4.44 in 1997 compared to $4.70 in 1996. The lower rates were the result of upward revisions in reserve quantities at year end 1996 primarily in proved undeveloped reserves which became economic at year end 1996 prices.

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

CAPITAL EXPENDITURES

Exploration and Development Activities

         During 1998, the Company incurred $167.4 million on exploration and development activities while placing 78 wells on production with 18 wells in progress at year end. In the Gulf of Mexico, $33.9 million of development activity included a production platform at Main Pass 261, three development wells, one recompletion and one development well in progress at year end.
Exploration activities included $19.1 million for four exploration discoveries and $28.4 million for five unsuccessful tests. Additionally, $8.7 million was invested in 3-D seismic acquisition and evaluation.

         The Company continued its successful drilling program in the Rockies. Expenditures for 1998, totaled $52.8 million to place 65 development wells on production with seven wells in progress at year end. One exploration well was successful totaling $552,000 and two unsuccessful tests totaled $1.0 million. Additional exploration expense of $2.3 million was incurred for 3-D seismic acquisition and evaluation.

         The Company spent $12.8 million primarily in North Louisiana to place five development wells on production with one development well and four exploratory wells in progress at year end. One exploration well was unsuccessful totaling $1.0 million. An additional $6.8 million of exploration expense was incurred for the acquisition and evaluation of 3-D seismic in the area.

Acquisitions

         During 1998, the Company spent $16.2 million to acquire producing properties and $7.5 million on acreage purchases in and around the Company's operating hubs. Of the producing property acquisitions, $5.4 million was incurred to purchase an incremental interest in the Main Pass properties operated by the Company in the Gulf of Mexico. The Company also spent $2.6 million in North Louisiana to purchase producing properties and a gas processing facility and $7.2 million to purchase incremental interests in properties in the Washakie Basin of southern Wyoming.

         The Company also completed a non-cash acquisition in the second quarter of 1998. The Company acquired 75 percent of Amoco Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants in the Wind River Basin in Wyoming in exchange for the Jonah Field portion of the Company's properties in the Deep Green River Basin project in Wyoming. Under terms of the agreement, the Company also received Amoco's interest in the Deep Green River Basin acreage outside the Jonah Field area and retained the deep rights in Jonah beneath the Mesaverde horizon at about 12,250 feet.

         During the third quarter of 1998, the Company exchanged its interest in the Cage Ranch Field in South Texas for CIG Exploration's interest in certain producing and non-producing properties in the Washakie Basin of Wyoming. The Company received approximately $1.5 million in cash as part of the exchange.

         Proved acquisitions during 1996 included $218.4 million related to the formation of Patina including the acquisition of Gerrity Oil & Gas Corporation. In October 1997, the Company sold its interest in Patina. Net proceeds from the sale were approximately $127.0 million.

Capital Commitments

         As of December 31, 1998, commitments for capital expenditures totaled approximately $27.0 million. The Company anticipates that 1999 expenditures for exploration and development could be up to $75.0 million subject to total cash flow for the year, which is dependent on commodity prices. The level of these and other future expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly, depending on available opportunities and market conditions.


CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

         The Company's primary needs for cash are for exploration, development and acquisition of oil and gas properties, payment of interest on outstanding indebtedness and working capital obligations. The Company's primary capital resources are net cash provided by operating activities, existing credit facilities and proceeds from sales of marketable securities and non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1999.

          At December 31, 1998, the Company had total assets of $433.9 million. Total capitalization was $341.2 million, of which 51 percent was represented by subordinated debt, 38 percent by stockholders' equity, and eleven percent by senior debt.

          At December 31, 1998, the Company had marketable securities with a market value of $24.0 million for its shares of Cairn and SOCI plc. In 1998, the Company experienced a decline of $119.1 million in the value of its investments in Cairn and SOCI plc. The unrealized loss reflected in equity was $75.4 million, net of tax.

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

         In the fourth quarter of 1998, the Company increased the borrowing base under the existing credit facility to $150.0 million from $100.0 million in order to provide the flexibility to continue to pursue growth opportunities. As the Company continues to pursue balanced growth through exploitation, exploration and acquisitions, the Company may utilize alternative financing sources, including the issuance of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets.

         In June 1997, the Company issued $175.0 million of 8.75 percent Senior Subordinated Notes ("Notes") due June 15, 2007. The net proceeds of the offering were $168.3 million which were used to redeem the Company's convertible subordinated notes due May 15, 2001, and reduce the balance outstanding under its credit facility. Through the issuance of the new Notes and the redemption of the old notes, the Company has effectively extended its debt maturity by over six years. The Notes contain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $70.0 million was available for the payment of dividends and other restricted payments at December 31, 1998. Upon the occurrence of a change of control, as defined in the Notes, the Company would be obligated to make an offer to purchase all outstanding Notes at a price of 101 percent of the principal amount thereof. In addition, the Company would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100 percent of the principal amount thereof. The proposed merger with Santa Fe does not obligate the Company to make any offer to repurchase the Notes.

         The Company seeks to diversify its exploration and development risks by attracting partners for its significant projects and maintaining a program to divest of marginal properties and assets which do not fit its long range plans. The Company received $4.7 million during 1998 and $10.7 million during 1997 in proceeds from sales of properties which were used primarily to fund development expenditures. None of the sales were individually significant. Subsequent to year end, the Company sold its interest in the Piceance Basin and the associated gathering facility for $28.8 million, resulting in an estimated gain of $500,000.

         The Board has authorized, at management's discretion, the repurchase of up to $70.0 million of the Company's securities. From 1996 through 1998, the Company repurchased $61.5 million of its securities including 3.6 million common shares for $57.0 million under this plan. During 1997, the Company redeemed its preferred depositary shares by issuing 3.6 million shares of common stock and paying $30.1 million in cash. As a result, a $1.0 million redemption premium is included in preferred dividends in the 1997 consolidated statement of operations.

Liquidity

          At December 31, 1998, the Company had $6.1 million of cash and cash equivalents on hand, $17.2 million of unrestricted marketable securities and $39.0 million of outstanding senior debt compared to $89.4 million of cash and cash equivalents on hand and $96.1 million of unrestricted marketable securities at December 31, 1997. The Company's ratio of current assets to current liabilities was .49 at December 31, 1998, down from 1.98 at December 31, 1997 due to the redeployment of cash for exploration and development projects.

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

         The following table indicates the average oil and gas prices received over the last five years and highlights the price fluctuations by quarter for 1998 and 1997. Average gas prices were increased by $.13 per Mcf in 1998 and $.05 per Mcf in 1997 by the benefit of the Company's hedging activities. Average prices per equivalent barrel indicate the composite impact of changes in oil and gas prices. Natural gas production is converted to oil equivalents at the rate of six Mcf per barrel.
                                       28



                                                                           Average Prices
                                                         ----------------------------------------------
                                                           Crude Oil
                                                             and              Natural       Equivalent
                                                           Liquids              Gas           Barrels
                                                         -----------        ----------      ----------
                                                          (Per Bbl)          (Per Mcf)       (Per BOE)
                        Annual
                        ------
                         1998                            $  11.02           $  2.00         $  11.81
                         1997                               18.88              2.29            15.06
                         1996                               20.39              1.97            14.35
                         1995                               16.96              1.35            11.00
                         1994                               14.80              1.67            11.82


                        Quarterly
                        ---------
                        1998
                        ----
                        First                            $  13.07           $  2.19         $  13.13
                        Second                              11.10              2.02            11.97
                        Third                               10.31              1.89            11.14
                        Fourth                               9.65              1.92            11.21

                        1997
                        ----
                        First                             $ 21.18            $ 2.83          $ 18.10
                        Second                              18.33              1.85            13.09
                        Third                               18.09              1.97            13.38
                        Fourth                              16.86              2.65            16.09

         At December 31, 1998, the Company was receiving an average of $9.56 per barrel and $1.94 per Mcf for its production.

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

YEAR 2000 MATTERS

         Historically,  certain  computer  systems,  as well as certain hardware containing embedded chip technology, such as microcontrollers and microprocessors, were designed to utilize a two-digit date field and consequently, they may not be able to properly recognize dates in the Year 2000. This could result in significant system failures. The Company relies on its computer-based management information systems, as well as embedded technology, to operate instruments and equipment in conducting its normal business activities. Certain of these computer-based programs and embedded technology may not have been designed to function properly with respect to the application of dating systems relating to the Year 2000.

         In response, the Company has developed a "Year 2000 Plan" and, in 1997, established an internal group to identify and assess potential areas of risk and to make any required modifications to its computer systems and equipment used in oil and gas exploration, production, gathering and gas processing activities. The Year 2000 Plan is comprised of various phases, including assessment, remediation, testing and contingency plan development. After the assessment phase has been completed and evaluated, the remediation, testing and certification phases will be implemented to ensure that the material facilities and business activities will continue to operate safely and reliably, and without interruption after 1999. Based upon the results of these activities contingency plans will be developed to the extent deemed necessary.

         The   Company's   inventory  of  computer   hardware  and  software  is
substantially Year 2000 compliant except for two software packages. The programming modifications for these two systems are complete and testing is scheduled for the first quarter 1999 with implementation and conversion scheduled for the second quarter of 1999.

         The Company has monitor and control equipment with embedded chip technology which are utilized in production and gas processing operations. The various systems were reviewed in conjunction with the overall Year 2000 Plan. Only one major system for gas plant automation is currently being replaced, at an estimated cost of $500,000, with an expected completion date in the third quarter of 1999. The phone systems utilized by the Company have or will be upgraded to ensure Year 2000 compliance at a total cost of $110,000. Other systems with embedded chip technology are relatively new and should be Year 2000 compliant according to the manufacturers.

          The Company has also undertaken to monitor the compliance efforts of suppliers, contractors and other third parties with whom it does business and whose computer-based systems and/or embedded technology equipment interface with those of the Company to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. There can be no assurance that there will not be an adverse effect on the Company if vendors, suppliers, customers, state and federal governmental authorities and other third parties do not convert their respective systems in a timely manner and in a way that is compatible with the Company's information systems and embedded technology equipment. However, management believes that ongoing communication with and assessment of the compliance efforts and status of these third parties will minimize these risks.

          The Company believes that it can provide the resources necessary to ensure Year 2000 compliance and expects to complete its Year 2000 Plan within a time frame that will enable its computer-based programs and embedded technology equipment to function without significant disruption in the Year 2000. Through 1998, the Company has incurred third party costs of approximately $1.0 million for software and equipment costs related to Year 2000 compliance matters and estimates that the total future third party, software and equipment costs related to Year 2000 compliance activities, based upon information developed to date, will be approximately $400,000, which will be expensed as incurred. These costs have been and will continue to be funded through operating cash flows and are not deemed to be material to the operations of the Company. The cost of the remediation activities and the completion dates are based on management's best estimates and may be updated as additional information becomes available. The costs incurred to date and those estimated to be incurred in the future with respect to Year 2000 issues do not include internal costs. The Company does not presently separately track the internal costs incurred with respect to implementation of the Year 2000 Plan. Such costs are principally the related payroll costs for the information systems and field operations personnel, including senior management, involved in the compliance program and related travel and other out of pocket expenses.

          Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, in the event the computer based programs and embedded technology equipment of the Company, or that owned and operated by third parties, should fail to function properly, possible consequences include but are not limited to, loss of communications links, inability to produce and process natural gas, loss of electric power, and inability to automatically process commercial transactions, or engage in similar normal automated or computerized business activities.

          To date, the Company has not finalized its contingency plans for possible Year 2000 issues. As noted above, in the event the Company, after completion of the assessment, remediation and testing phases of the Year 2000 Plan and review of the results of monitoring the compliance efforts and status of third parties, determines that contingency plans are necessary, the Company will finalize such contingency plans based on its assessment of outside risks. The Company anticipates that final contingency plans, as necessary, will be in place by third quarter 1999.

          The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance contains forward-looking statements. Presently, the Company does not anticipate that the Year 2000 issues will have a material adverse effect on the operations or financial performance of the Company. However, there can be no assurance that the Year 2000 will not adversely affect the Company and its business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company utilizes various financial instruments which inherently have some degree of market risk. The primary sources of market risk include the Company's investments in foreign marketable securities, fluctuations in commodity prices and interest rate fluctuations.

EQUITY PRICE RISK AND FOREIGN CURRENCY RISK

          The Company has investments in two international exploration and production companies, Cairn Energy plc ("Cairn") and SOCO International plc ("SOCI plc"), which are both listed on the London Stock Exchange. The value of these investments is subject to the risk of fluctuations in their stock prices as well as fluctuations in the British pound, the currency in which they trade. The Company owns 11.7 million shares of Cairn and 7.8 million shares of SOCI plc and the book and fair market value of the investments was $24.0 million at December 31, 1998.

PRICE FLUCTUATIONS

         The Company's results of operations are highly dependent upon the prices received for oil and natural gas production. A program to hedge the impact of fluctuations in oil and gas prices was established by the Board of Directors and limits hedging activity to non-speculative contracts intended to manage the risk associated with potential future declines in commodity prices. At December 31, 1998, the Company had swap contracts outstanding based on the average final settlement prices for a Henry Hub Natural Gas Futures Contract traded on the New York Mercantile Exchange ("NYMEX") for 3.6 million MMBtu's with an average price of $2.22 expiring in October 1999. The Company also had collar contracts for 3.6 million MMBtu's based on NYMEX with an average cap of $2.46 and an average floor of $2.14 expiring in March 1999 and swap contracts based on the business days relevant price for "Colorado Interstate Gas Co., Rocky Mountains" Index ("CIG") for 4.2 million MMBtu's at an average price of $2.22 expiring in March 1999.

         In 1994, the Company entered into a long-term gas swap agreement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu's per day through 2004. At December 31, 1998, that volume represented approximately 30 percent of the Company's Rocky Mountain gas production. The fair value of the contract based on the market price quoted for a similar instrument was $576,000 at December 31, 1998.

INTEREST RATE RISK

         Total debt at December 31, 1998, included $173.8 million of fixed debt and $39.0 million of floating-rate debt attributed to bank credit facility borrowings. As a result, the Company's annual interest cost in 1999 will fluctuate based on short-term interest rates. The impact on annual cash flow of a ten percent change in the floating rate (approximately 50 basis points) would be approximately $200,000.

         At December 31, 1998, the Company's fixed rate debt had a book value of $173.8 million and a fair market value of $171.1 million. The fixed-rate debt will mature June 15, 2007 and the floating-rate debt will mature December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the Index to Consolidated Financial Statements on page 32 for the Company's consolidated financial statements and notes thereto. Quarterly financial data for the Company is presented on page 21 of this Form 10-K. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None
                                       31

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----


Report of Independent Public Accountants......................................33

Consolidated Balance Sheets as of December 31, 1998 and 1997..................34


Consolidated Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996.....................35


Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996.....................36


Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996.....................38

Notes to Consolidated Financial Statements....................................39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS OF SNYDER OIL CORPORATION:

         We have audited the accompanying consolidated balance sheets of Snyder Oil Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snyder Oil
Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                 ARTHUR ANDERSEN LLP


Fort Worth, Texas,
February 10, 1999




                                              SNYDER OIL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)


                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------           -----------
                                                      ASSETS
Current assets
     Cash and equivalents                                                       $    6,171           $    89,443
     Accounts receivable                                                            27,572                21,521
     Inventory and other                                                             1,812                 2,911
                                                                                ----------           -----------
                                                                                    35,555               113,875
                                                                                ----------           -----------
Investments                                                                         23,983               143,066
                                                                                ----------           -----------
Oil and gas properties, successful efforts method                                  542,331               410,973
     Accumulated depletion, depreciation and amortization                         (189,348)             (136,669)
                                                                                -----------          -----------
                                                                                   352,983               274,304
                                                                                ----------           -----------
Gas facilities and other                                                            31,624                21,317
     Accumulated depreciation and amortization                                     (10,208)               (6,474)
                                                                                -----------          -----------
                                                                                    21,416                14,843
                                                                                ----------           -----------
                                                                                $  433,937           $   546,088
                                                                                ==========           ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $   21,399           $    23,278
     Accrued liabilities                                                            51,869                34,271
                                                                                ----------           -----------
                                                                                    73,268                57,549
                                                                                ----------           -----------

Senior debt                                                                         39,001                     1
Subordinated notes                                                                 173,787               173,635
Deferred taxes payable                                                               -                    31,649
Other noncurrent liabilities                                                        19,427                19,498


Stockholders' equity
     Common stock, $.01 par, 75,000,000 shares authorized,
         36,073,375 and 35,696,212 issued                                              361                   357
     Capital in excess of par value                                                238,736               234,118
     Retained earnings                                                              10,970                44,390
     Common stock held in treasury, 2,708,808 and 2,366,891 shares at cost         (46,207)              (40,461)
     Unrealized gain (loss) on investments                                         (75,406)               25,352
                                                                                -----------          -----------
                                                                                   128,454               263,756
                                                                                ----------           -----------
                                                                                $  433,937           $   546,088
                                                                                ==========           ===========

                         The accompanying notes are an integral part of these statements.



                                              SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands except per share data)

                                                                                  Year Ended December 31,
                                                                       --------------------------------------------
                                                                          1998             1997            1996
                                                                       -----------     -----------      -----------
Revenues
   Oil and gas sales                                                   $  133,204      $   207,216      $   189,327
   Gas transportation, processing and marketing                             4,624            7,004           17,655
   Gains on sales of equity interests in investees                         -                32,800           69,343
   Gains on sales of properties                                             3,267            8,708            8,786
                                                                       ----------      -----------      -----------
                                                                          141,095          255,728          285,111
                                                                       ----------      -----------      -----------
Expenses
   Direct operating                                                        38,492           48,523           49,638
   Cost of gas and transportation                                           3,348            6,692           15,020
   Exploration                                                             48,303           17,046            4,232
   General and administrative                                              16,440           20,363           17,143
   Financing costs, net                                                    13,350           23,029           22,923
   Other expense (income)                                                    (235)             935           (1,327)
   (Gain) loss on sale of subsidiary interest                              -                (5,437)          15,481
   Depletion, depreciation and amortization                                53,950           79,862           84,547
   Property impairments                                                     5,497            7,275            2,753
                                                                       ----------      -----------      -----------
Income (loss) before income taxes, minority interest
   and extraordinary item                                                 (38,050)          57,440           74,701
                                                                       ----------      -----------      -----------

Provision (benefit) for income taxes
   Current                                                                 -                   975               33
   Deferred                                                               (13,317)          16,881            4,313
                                                                       -----------     -----------      -----------
                                                                          (13,317)          17,856            4,346
                                                                       -----------     -----------      -----------

Minority interest in subsidiaries                                          -                 4,119            7,405
                                                                       ----------      -----------      -----------

Income (loss) before extraordinary item                                   (24,733)          35,465           62,950

Extraordinary item - loss on early extinguishment of debt,
   net of income tax benefit of $1,533                                     -                 2,848            -
                                                                       ----------      -----------      -----------

Net income (loss)                                                         (24,733)          32,617           62,950
                                                                       -----------     -----------      -----------

Preferred dividends                                                        -                 5,978            6,210
                                                                       ----------      -----------      -----------

Income (loss) applicable to common                                     $  (24,733)     $    26,639      $    56,740
                                                                       ===========     ===========      ===========

Income (loss) per common share before extraordinary item               $    (.74)      $       .96      $      1.81
                                                                       ==========      ===========      ===========

Net income (loss) per common share                                     $    (.74)      $       .87      $      1.81
                                                                       ==========      ===========      ===========
Income (loss) per common share before extraordinary
   item - assuming dilution                                            $    (.74)      $       .95      $      1.72
                                                                       ==========      ===========      ===========

Net income (loss) per common share - assuming dilution                 $    (.74)      $       .86      $      1.72
                                                                       ==========      ===========      ===========

Weighted average shares outstanding                                        33,416           30,588           31,308
                                                                       ==========      ===========      ===========

                         The accompanying notes are an integral part of these statements.

                                                      35


                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                      Total       Unrealized       Common                    Capital in
                                  Stockholders' Gains (Losses)   Stock Held      Retained     Excess of     Common    Preferred
                                     Equity     on Investments   in Treasury     Earnings     Par Value      Stock      Stock
                                  ------------  --------------   -----------     --------     ---------     ------    ---------

Balance, December 31, 1995           $235,368      $     591      $ (2,457)    $ (29,001)    $ 265,911     $  314     $   10

  Net income                           62,950          -             -            62,950        -            -          -

  Other comprehensive income,
   net of tax
   Unrealized gain on investments      11,330         11,330         -             -            -            -          -
                                     --------
  Comprehensive income (1)             74,280
                                     --------
  Issuance of 267,000 shares for
   common stock grants and
   exercise of stock options            2,924          -              (258)        -             3,179         3        -

  Issuance of 399,000 shares
   of common                            3,693          -             -             -             3,689         4        -

  Repurchase of 640,000 shares
   of common                           (7,044)         -              (795)        -            (6,243)       (6)       -

  Repurchase of 1,000 shares
   of preferred                          (142)         -             -             -              (142)      -          -

  Dividends                           (14,411)         -             -            (8,238)       (6,173)      -          -
                                     --------       --------     ---------     ---------     -----------   ------     ------

Balance, December 31, 1996            294,668         11,921        (3,510)       25,711       260,221        315         10

  Net income                           32,617          -             -            32,617        -            -          -

  Other comprehensive income,
   net of tax
   Unrealized gain on investments      13,431         13,431         -             -            -            -          -
                                    ---------
  Comprehensive income (1)             46,048
                                    ---------

  Issuance of 607,000 shares for
   common stock grants and
   exercise of stock options            2,957          -             -             -             2,951           6      -

  Conversion of subordinated
   notes into common shares                25          -             -             -                25       -          -

  Issuance of 530,000 shares held
   in treasury                          8,655          -             8,655         -            -            -          -

  Repurchase of 2,647,000 shares
   of common                          (45,606)         -           (45,606)        -            -            -          -

  Repurchase of 291,000 shares
   of preferred                       (30,102)         -             -            (1,049)      (29,050)      -            (3)

  Conversion of 743,000 shares of
   preferred to 3,632,000 shares
   of common                           -               -             -             -               (29)        36         (7)

  Dividends                           (12,889)         -             -           (12,889)       -            -          -
                                     --------      ---------     ---------     ---------     ---------     ------     ------

Balance, December 31, 1997            263,756         25,352       (40,461)       44,390       234,118        357       -
        (Continued)
                         The accompanying notes are an integral part of these statements.

(Continued)



                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                           STOCKHOLDERS' EQUITY (CONTINUED)
                                                  (In thousands)

                                      Total       Unrealized       Common                    Capital in
                                  Stockholders' Gains (Losses)   Stock Held      Retained     Excess of     Common    Preferred
                                     Equity     on Investments   in Treasury     Earnings     Par Value      Stock      Stock
                                  ------------  --------------   -----------     --------     ---------     ------    ---------

Balance, December 31, 1997            263,756          25,352       (40,461)       44,390       234,118        357       -

  Net loss                            (24,733)         -             -            (24,733)       -            -          -

  Other comprehensive loss,
   net of tax
   Unrealized loss on investments     (77,405)        (77,405)       -             -             -            -          -
  Deferred tax valuation allowance    (23,353)        (23,353)       -             -             -            -          -
                                     --------
  Comprehensive loss (1)             (125,491)
                                     --------

  Issuance of 377,162 shares for
   common stock grants and
   exercise of stock options            4,622          -             -             -             4,618           4       -

  Repurchase of 341,917 shares
   of common                           (5,746)         -             (5,746)       -             -            -          -

  Dividends                            (8,687)         -             -             (8,687)       -            -          -
                                     --------       ---------     ---------     ---------    ---------      ------     -------

Balance, December 31, 1998           $128,454       $ (75,406)    $ (46,207)    $  10,970    $ 238,736      $  361     $ -
                                     ========       =========     =========     =========    =========      ======     =======

(1)      Represents total accumulated other comprehensive income or loss.

                         The accompanying notes are an integral part of these statements.


                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                   Year Ended December 31,
                                                                     ----------------------------------------------
                                                                        1998              1997             1996
                                                                     ------------     -----------       -----------
Operating activities
   Net income (loss)                                                 $   (24,733)     $    32,617       $   62,950
   Adjustments to reconcile net income (loss) to net
      cash provided by operations
          Amortization of deferred credits                                -                -                (1,052)
          Gains on sales of investments                                   -               (32,800)         (68,343)
          Gains on sales of properties                                    (3,267)          (8,708)          (8,786)
          Exploration expense                                             48,303           17,046            4,232
          Equity in (earnings) losses of unconsolidated subsidiaries      -                  (760)            (421)
          (Gain) loss on sale of subsidiary interest                      -                (5,437)          15,481
          Depletion, depreciation and amortization                        53,950           79,862           84,547
          Property impairments                                             5,497            7,275            2,753
          Amortization of discount                                           144           -                -
          Deferred taxes                                                 (13,318)          15,348            4,313
          Minority interest                                               -                 4,119            7,405
          Loss on early extinguishment of debt                            -                 4,381            -
          Changes in current and other assets and liabilities
            Decrease (increase) in
               Accounts receivable                                        (4,598)          24,612          (15,869)
               Inventory and other                                           452              426            5,175
            Increase (decrease) in
               Accounts payable                                           (1,879)          (8,688)           2,771
               Accrued liabilities                                        16,386           (9,497)            (316)
               Other liabilities                                          (1,778)           2,245            6,890
                                                                     ------------     -----------       ----------
          Net cash provided by operations                                 75,159          122,041          101,730
                                                                     -----------      -----------       ----------
Investing activities
   Acquisition, development and exploration                             (192,995)        (135,901)        (128,598)
   Proceeds from sales of investments                                     -               156,969            1,635
   Outlays for investments                                                -                -                (9,013)
   Proceeds from sales of properties                                       4,728           10,740           73,620
                                                                     -----------      -----------       ----------
          Net cash realized (used) by investing                         (188,267)          31,808          (62,356)
                                                                     ------------     -----------       ----------

Financing activities
   Issuance of common                                                      4,622            2,982            1,523
   Issuance of subordinated notes                                         -               168,261            -
   Increase (decrease) in senior indebtedness                             39,000          (89,775)         (13,289)
   Early extinguishment of convertible subordinated notes                 -               (85,199)           -
   Dividends                                                              (8,687)         (12,889)         (14,411)
   Deferred credits                                                       -                -                  (120)
   Redemption of preferred                                                (5,099)         (30,102)          -
   Repurchase of stock                                                    -               (45,606)          (7,186)
   Repurchase of subordinated notes                                       -                 -               (5,232)
                                                                     -----------      -----------       ----------
          Net cash realized (used) by financing                           29,836          (92,328)         (38,715)
                                                                     -----------      -----------       ----------

Increase (decrease) in cash                                              (83,272)          61,521              659
Cash and equivalents, beginning of year                                   89,443           27,922           27,263
                                                                     -----------      -----------       ----------
Cash and equivalents, end of year                                    $     6,171      $    89,443       $   27,922
                                                                     ===========      ===========       ==========
Noncash investing and financing activities
   Acquisition via subsidiary stock issuance                         $    -           $    -            $  115,067
   Acquisition of properties recorded as senior debt                      -                -                31,730
   Exchange of subsidiary stock for stock of investee                     -                30,923           -
   Acquisition of properties and stock via stock issuances                -                 8,655            3,693
   Exchange of common stock to retire notes receivable                       647           -                -

                         The accompanying notes are an integral part of these statements.

                             SNYDER OIL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION AND NATURE OF BUSINESS


         Snyder Oil Corporation ("Snyder") and its subsidiaries (collectively, the "Company") are engaged in the production, development, acquisition and exploration of domestic oil and gas properties, primarily in the Gulf of Mexico, the Rocky Mountains and northern Louisiana. The Company also has investments in two international exploration and production companies, Cairn Energy plc ("Cairn") and SOCO International plc ("SOCI plc"). The Company, a Delaware corporation, is the successor to a company formed in 1978.

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

                                                                                     Excluding Patina
(In thousands, except per share and production data)                          For the Year Ended December 31,
                                                                  ---------------------------------------------------
                                                                      1998                1997               1996
                                                                  ------------        -----------         -----------
                                                                                        Unaudited          Unaudited

Revenues

     Oil and gas sales                                            $   133,204         $   133,851         $   107,143
     Other                                                              7,891              48,512              95,784
                                                                  -----------         -----------         -----------
                                                                      141,095             182,363             202,927
Expenses

     Direct operating                                                  38,492              35,016              35,118
     Exploration                                                       48,303              16,926               4,008
     General and administrative                                        16,440              16,566              10,993
     Financing costs, net                                              13,350              10,556               8,619
     Depletion, depreciation and amortization                          59,447              43,599              39,725
     Other                                                              3,113              10,143              32,930
                                                                  -----------         -----------         -----------

Income (loss) before taxes, minority interest and                     (38,050)             49,557              71,534
     extraordinary item

Provision (benefit) for income taxes                                  (13,317)             17,856               4,740
Minority interest                                                      -                      616               4,866
Extraordinary item, net of tax                                         -                    2,848              -
                                                                  -----------         -----------         -----------

Net income (loss)                                                 $   (24,733)        $    28,237         $    61,928
                                                                  ===========         ===========         ===========

Net income (loss) per common share                                $      (.74)       $        .73        $      1.78
                                                                  ============        ============        ===========

Weighted average shares outstanding                                    33,416              30,588              31,308
                                                                  ===========         ===========         ===========

Daily Production
     Oil (Bbls)                                                         5,231               5,617               6,000
     Gas (Mcf)                                                        153,982             113,361              87,139

                                                     39

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company. Affiliates in which the Company owns more than 50 percent but less than 100 percent are fully consolidated, with the related minority interest being deducted from subsidiary earnings and stockholders' equity. Affiliates in which the Company owns between 20 percent and 50 percent are accounted for using the equity method. Affiliates in which the Company owns less than 20 percent are accounted for using the cost method. At December 31, 1998, affiliates accounted for under the cost method included Cairn and SOCI plc. The Company accounts for its interest in joint ventures and partnerships using the proportionate consolidation method, whereby its proportionate share of assets, liabilities, revenues and expenses are consolidated.

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

Producing Activities

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During 1998, the Company did not provide for any such impairments. During 1997 and 1996, the Company provided unproved property impairments of $700,000 and $2.8 million, respectively. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of six Mcf to one barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

         The Company follows Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties and other assets. Oil and gas properties are generally assessed on a property-by-property basis. If an impairment is indicated based on undiscounted expected future net cash flows, then it is recognized to the extent that net capitalized costs exceed discounted expected future net cash flows. Accordingly in 1998 and 1997, the Company provided for $5.5 million and $6.6 million, respectively, for such impairments. During 1996, the Company did not provide for any such impairments.

Section 29 Tax Credits

         The Company from time to time enters into  arrangements to monetize its
Section 29 tax credits. These arrangements result in revenue increases of approximately $.40 per Mcf on production volumes from qualified Section 29 properties. As a result of such arrangements, the Company recognized additional gas revenues of $933,000 during 1998, $2.4 million during 1997 and $2.5 million during 1996. Of these amounts, $1.3 million in 1997 and $1.5 million in 1996 were recognized by Patina. These arrangements, without Patina, are expected to continue through 2002.

Gas Imbalances

         The Company uses the sales method to account for gas imbalances. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1998 and 1997 were not significant.

Financial Instruments

         The following table sets forth the book value and estimated fair values of financial instruments:

                                                                    December 31,              December  31,
                                                                       1998                       1997
                                                              ----------------------     ----------------------
                                                                Book          Fair          Book         Fair
                                                                Value        Value         Value         Value
                                                              ---------    ---------     ---------     --------
                                                                                (In thousands)

              Cash and equivalents                          $     6,171  $     6,171     $  89,443    $  89,443
              Investments                                        23,983       23,983       143,066      143,066
              Senior debt                                       (39,001)     (39,001)           (1)          (1)
              Subordinated notes                               (173,787)    (171,063)     (173,635)    (178,063)
              Long-term commodity contracts                      -               576         -            7,318

         The book value of cash and equivalents approximates fair value because of the short maturity of those instruments. See Note (3) for a discussion of the Company's investments. The fair value of senior debt is presented at face value given its floating rate structure. The fair value of the subordinated notes are estimated based on their December 31, 1998 and 1997 closing market prices.

         From time to time, the Company enters into commodity contracts to hedge the price risk of a portion of its production. Gains and losses on such contracts are deferred and recognized in income as an adjustment to oil and gas sales in the period to which the contracts relate.

         In 1994, the Company entered into a long-term gas swap arrangement in order to lock in the price differential between the Rocky Mountain and Henry Hub prices on a portion of its Rocky Mountain gas production. The contract covers 20,000 MMBtu's per day through 2004. At December 31, 1998, that volume represented approximately 30 percent of the Company's Rocky Mountain gas production. The fair value of the contract was based on the market price quoted for a similar instrument.

Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income consisting of unrealized gains or losses for marketable securities. SFAS 130 did not have any effect on the Company's financial condition or operations.

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

                                            December 31, 1998                  December 31, 1997
                                      ----------------------------       ----------------------------
                                       Book/Fair         Carrying         Book/Fair         Carrying
                                         Value             Cost             Value             Cost
                                      -----------      -----------       -----------      -----------
         Cairn                        $    17,231      $    73,140       $    96,062      $    73,140
         SOCI plc                           6,752           30,923            47,004           30,923
                                      -----------      -----------       -----------      -----------
                                      $    23,983      $   104,063       $   143,066      $   104,063
                                      ===========      ===========       ===========      ===========


Cairn

          In November 1996, the Company exchanged its interest in Command Petroleum Ltd. for 16.2 million shares of freely marketable common stock of Cairn, an international independent oil company based in Edinburgh, Scotland whose shares are listed on the London Stock Exchange. In the first quarter of 1997, the Company sold 4.5 million shares at an average price of $8.81 per share realizing $39.2 million in proceeds and resulting in a gain of $13.0 million. In accordance with SFAS 115, at December 31, 1998, investments were decreased by $55.9 million in gross unrealized holding losses, stockholders' equity was decreased by $36.3 million and deferred taxes payable was decreased by $19.6 million. At December 31, 1997, investments were increased by $22.9 million in gross unrealized holding gains, stockholders' equity was increased by $14.9 million and deferred taxes payable was increased by $8.0 million.

SOCI plc

          In May 1997, a newly formed entity, SOCI plc, completed an initial public offering of its shares on the London Stock Exchange. Simultaneously with the offering, the Company exchanged its shares of SOCO International Operations, Inc., which included the Company's interests in projects in Russia, Mongolia and Thailand, for 7.8 million shares (15.9 percent of the total) of SOCI plc. The offering raised approximately $75.0 million of new equity capital for SOCI plc to fund its ongoing projects. The Company recognized a gain of $19.8 million as a result of this exchange and is restricted from selling its shares until May 1999. In accordance with SFAS 115, at December 31, 1998, investments were decreased by $24.2 million in gross unrealized holding losses, stockholders' equity was decreased by $15.7 million and deferred taxes payable was decreased by $8.5 million. At December 31, 1997, investments were increased by $16.1 million in gross unrealized holding gains, stockholders' equity was increased by $10.5 million and deferred taxes payable was increased by $5.6 million.

          During 1999, the Company will continue to evaluate whether the decline in market value of such investments is other than temporary.

Notes Receivable

          The Company held notes receivable of $647,000 due from a director at December 31, 1997, which originated in connection with an option to purchase ten percent of the Company's international affiliates due April 10, 1998. In March 1998, the director tendered 31,000 shares of Company common stock with a market value of $647,000 to retire such notes.

4)       OIL AND GAS PROPERTIES AND GAS FACILITIES

         The cost of oil and gas properties at December 31, 1998 and 1997 includes $17.2 million and $21.3 million, respectively, of unevaluated leasehold. Such properties are held for exploration, development or resale. The following table sets forth costs incurred related to oil and gas properties and gas processing and transportation facilities:

                                                                              Consolidated
                                                            ---------------------------------------------------
                                                               1998               1997                 1996
                                                            -----------       ------------         ------------
                                                                              (In thousands)

     Proved acquisitions                                    $    16,186       $      3,676         $   273,088
     Acreage acquisitions                                         7,481              5,609              24,589
     Development                                                119,130             85,998              43,075
     Exploration                                                 48,303             17,338               4,588
     Gas processing, transportation and other                    10,653              3,425               3,612
                                                            -----------       ------------         -----------
                                                            $   201,753       $    116,046         $   348,952
                                                            ===========       ============         ===========


                                                                                      Excluding Patina
                                                                              ---------------------------------
                                                                                   1997                 1996
                                                                              ------------         ------------
                                                                                        (In thousands)

     Proved acquisitions                                                      $      3,338         $    54,708
     Acreage acquisitions                                                            5,609              24,589
     Development                                                                    74,676              34,774
     Exploration                                                                    17,217               4,364
     Gas processing, transportation and other                                        3,096               3,612
                                                                              ------------         -----------
                                                                              $    103,936         $   122,047
                                                                              ============         ===========

         During 1998, the Company incurred $167.4 million on exploration and development activities while placing 78 wells on production with 18 wells in progress at year end. In the Gulf of Mexico, development activity included $33.9 million to complete the installation of a production platform at Main Pass 261, three development wells, one recompletion and one development well in progress at year end. Exploration activities included $19.1 million for four exploration discoveries and $28.4 million for five unsuccessful tests. Additionally, $8.7 million was invested in 3-D seismic acquisition and evaluation.

         The Company continued its successful drilling program in the Rockies. Expenditures for 1998, totaled $52.8 million to place 65 development wells on production with seven wells in progress at year end. One exploration well was successful totaling $552,000 and two unsuccessful tests totaled $1.0 million. Additional exploration expense of $2.3 million was incurred for 3-D seismic acquisition and evaluation.

         The Company spent $12.8 million in North Louisiana to place five development wells on production with one development well and four exploratory wells in progress at year end. One exploration well was unsuccessful totaling $1.0 million. An additional $6.8 million of exploration expense was incurred for the acquisition and evaluation of 3-D seismic in the area.

Acquisitions

         During 1998, the Company spent $16.2 million to acquire producing properties and $7.5 million on acreage purchases in and around the Company's operating hubs. Of the producing property acquisitions, $5.4 million was incurred to purchase an incremental interest in the Main Pass properties operated by the Company in the Gulf of Mexico. The Company also spent $2.6 million in North Louisiana to purchase producing properties and a gas processing facility and $8.0 million to purchase incremental interests in properties in the Piceance Basin of western Colorado and the Washakie Basin of southern Wyoming.

         The Company also completed a non-cash acquisition in the second quarter of 1998. The Company acquired 75 percent of Amoco Production Company's ("Amoco") interest in the Beaver Creek Unit and two associated gas plants in the Wind River Basin in Wyoming in exchange for the Jonah Field portion of the Company's properties in the Deep Green River Basin project in Wyoming. Under terms of the agreement, Snyder also received Amoco's interest in the Deep Green River Basin project outside the Jonah Field area and retained the deep rights in Jonah beneath the Mesaverde horizon at about 12,250 feet.

         During the third quarter of 1998, the Company exchanged its interest in the Cage Ranch Field in South Texas for CIG Exploration's interest in certain producing and non-producing properties in the Washakie Basin of Wyoming. The Company received approximately $1.5 million in cash as part of the exchange.

          Proved acquisitions during 1996 included $218.4 million related to the formation of Patina including the acquisition of Gerrity Oil & Gas Corporation. In October 1997, the Company sold its interest in Patina for approximately $127 million in cash and the elimination of approximately $170 million in debt.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                  December 31,         December 31,
                                                                      1998                1997
                                                                 -------------         ------------
                                                                            (In thousands)

          Subordinated notes                                       $   173,787          $   173,635
          Bank facility                                                 39,001                    1
                                                                   -----------          -----------
                                                                   $   212,788          $   173,636
                                                                   ===========          ===========

          Snyder maintains a revolving credit facility ("Snyder Facility") under which credit availability is adjusted semiannually to reflect changes in reserves and asset values. The borrowing base available under the facility was $150.0 million at December 31, 1998. Borrowings under the facility generally bear interest at prime, with an option to select LIBOR plus .75 percent or CD plus .75 percent. The margin on LIBOR or CD increases to one percent when the Company's consolidated senior debt becomes greater than 80 percent of its consolidated tangible net worth, as defined. During 1998, the average interest rate under the facility was 6.1 percent. The Company pays certain fees based on the unused portion of the borrowing base. Covenants, in addition to other requirements, require maintenance of a current working capital ratio of one to one as defined and adjusted for unused portions of the Snyder Facility, limit the incurrence of additional debt and restrict dividends, stock repurchases, certain investments, other indebtedness and unrelated business activities. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $175.0 million was available for the payment of dividends and other restricted payments at December 31, 1998.

         In June 1997,  Snyder  issued  $175.0  million of 8.75  percent  Senior
Subordinated Notes ("Notes") due June 15, 2007. The Notes were sold at a discount resulting in an 8.875 percent effective interest rate. The net proceeds of the offering were $168.3 million which were used to redeem convertible subordinated notes and pay down the balance outstanding under the credit facility. The Notes are redeemable at the option of the Company on or after June 15, 2002, initially at 104.375 percent of principal, and at prices declining to 100 percent of principal on or after June 15, 2005. Upon the occurrence of a change of control, as defined in the Notes, Snyder would be obligated to make an offer to purchase all outstanding Notes at a price of 101 percent of the principal amount thereof. In addition, Snyder would be obligated, subject to certain conditions, to make offers to purchase the Notes with the net cash proceeds of certain asset sales or other dispositions of assets at a price of 100 percent of the principal amount thereof. The proposed merger with Santa Fe Energy Resources, Inc. described in Note (11) does not obligate the Company to make any offer to repurchase the Notes. The Notes are unsecured general obligations of Snyder and are subordinated to the Snyder Facility and to any existing and future indebtedness of Snyder's subsidiaries. The Notes contain covenants that, among other things, limit the ability of Snyder to incur additional indebtedness, pay dividends, engage in transactions with shareholders and affiliates, create liens, sell assets, engage in mergers and consolidations and make investments in unrestricted subsidiaries. Such restricted payments are limited by a formula that includes proceeds from certain securities, cash flow and other items. Based on such limitations, more than $70.0 million was available for the payment of dividends and other restricted payments at December 31, 1998. The Company's international subsidiaries are considered unrestricted subsidiaries. As such, their activities and the proceeds realized from any disposition of these interests are not restricted by the Note covenants.

         In 1994, Snyder issued $86.3 million of seven percent convertible subordinated notes due May 15, 2001. The notes were redeemed by the Company in June 1997 at 103.51 percent of principal. As a result of the note redemption, the Company incurred a loss of $4.4 million or $2.8 million net of tax ($.09 per common share) which has been recorded as an extraordinary item in the accompanying financial statements.

         Maturities of indebtedness for the next five years are $39.0 million in 2000, with no amounts due in 1999, 2001, 2002 or 2003. The long-term portion of the Snyder Facility is scheduled to expire December 31, 2000. However, management has the ability and intent to renew both the short-term and long-term facilities and extend their maturities on a regular basis.

         Consolidated cash payments for interest were $15.5 million, $28.6 million and $21.9 million, respectively, for 1998, 1997 and 1996.


(6)      FEDERAL INCOME TAXES

         At December 31, 1998, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for 1998, 1997 and 1996 follows:

                                                                        1998            1997           1996
                                                                     ---------       ---------      ---------

Federal statutory rate                                                     35%             35%            35%
Net change in valuation allowance                                       -                  (3%)          (29%)
Tax effect of cumulative earnings of subsidiary                         -                   1%             -
                                                                     ---------       ---------       --------
Effective income tax rate                                                  35%             33%             6%
                                                                     =========       =========       ========

         For book purposes, the components of the net deferred tax asset and liability at December 31, 1998 and 1997, respectively, were:

                                                                          1998                         1997
                                                                       -----------                 -----------
                                                                                  (In thousands)
Deferred tax assets
     NOL and capital loss carryforwards                                $    35,769                 $    27,307
     AMT credit carryforwards                                                1,181                       1,401
     Production payment receivables                                          3,950                       5,557
     Reserves and other                                                      6,733                       6,031
     Unrealized investment losses                                              654                      -
                                                                       -----------                 -----------
                                                                            48,287                      40,296
                                                                       -----------                 -----------

Deferred tax liabilities
     Depreciable and depletable property                                   (24,934)                    (30,964)
     Investments and other                                                  -                          (25,884)
     Unrealized investment gains (losses)                                   -                          (15,097)
                                                                       -----------                 -----------
                                                                           (24,934)                    (71,945)
                                                                       -----------                 -----------

Deferred tax asset (liability)                                              23,353                     (31,649)
Valuation allowance                                                        (23,353)                     -
                                                                       -----------                 -----------

Net deferred tax liability                                             $    -                      $   (31,649)
                                                                       ===========                 ===========

         The Company had regular net operating loss carryforwards of $102.0 million at December 31, 1998. The majority of these carryforwards expire between 2007 and 2010 with a minimal amount expiring between 2000 and 2005. At December 31, 1998, the Company also had alternative minimum tax credit carryforwards of $1.2 million which are available indefinitely. Cash payments for income taxes were $500,000 in 1998 and 1997. No cash payments were made for income taxes in 1996.

         The valuation allowance noted above relates to the tax effect of the unrealized loss on marketable securities included in stockholder's equity.

(7)       STOCKHOLDERS' EQUITY

         A total of 75 million common shares, $.01 par value, are authorized of which 36.1 million were issued and 33.4 million were outstanding at December 31, 1998. In 1998, the Company issued 377,162 shares primarily for the exercise of stock options and repurchased 341,917 shares of common stock for $5.7 million. In 1997, the Company issued a total of 4.2 million shares of common stock as follows: 3.6 million for the conversion of preferred shares, 300,000 in exchange for 2.1 million of outstanding warrants and 308,000 primarily for the exercise of stock options. The Company also issued 530,000 shares of treasury stock in exchange for a director's ten percent interest in SOCO International Holdings, Inc. During 1997, the Company repurchased 2.6 million shares of common stock for $45.6 million. In 1996, the Company issued 666,000 shares of common stock, with 399,000 shares issued in exchange for the remaining outstanding stock of SOCO Offshore, Inc. (formerly DelMar Operating, Inc.) and 267,000 shares issued primarily for the exercise of stock options and repurchased 725,000 shares of common stock for $7.0 million. Quarterly dividends of $.065 per share were paid in 1998 and 1997. For book purposes, for the period between June 1995 and September 1996, common stock dividends were in excess of retained earnings and, as such, were treated as distributions of capital.

          A total of 10 million preferred shares, $.01 par value, have been authorized none of which are oustanding at December 31, 1998. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of six percent preferred stock were sold through an underwriting. The net proceeds were $99.3 million. During 1996, the Company repurchased 6,000 shares for $142,000. During 1997, the Company called the preferred stock for redemption. The preferred stock was convertible into common stock at $20.46 per share or the liquidation preference was $25.00 per depositary share, plus accrued and unpaid dividends. As a result of the call, 72 percent of the preferred shares were converted into 3.6 million shares of common stock. The remaining preferred shares were redeemed for $29.1 million before accrued dividends and a redemption premium. The Company paid $5.0 million and $6.2 million ($1.50 per six percent convertible depositary share per annum) in preferred dividends during 1997 and 1996, respectively. A $1.0 million redemption premium for the preferred shares is also included in the 1997 preferred dividend amount in the statement of operations.

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which prescribes standards for computing and presenting earnings per share and supersedes APB Opinion No. 15, "Earnings per Share." In accordance with SFAS 128, income applicable to common has been calculated based on the weighted average shares outstanding during the year and income applicable to common-assuming dilution has been calculated assuming the exercise or conversion of all dilutive securities as of January 1, 1997 and 1996, or as of the date of issuance if later. The following tables illustrate the calculation of earnings per share for income from continuing operations.

                                       (In thousands except per share data)

                                                                Income              Shares            Per-Share
                                                              -----------         -----------        ----------
       For the Year Ended December 31, 1998
       ------------------------------------
Loss applicable to common shareholders                        $   (24,733)             33,416        $     (.74)
                                                              ===========         ===========        ==========

       For the Year Ended December 31, 1997
       ------------------------------------

Income before extraordinary item                              $    35,465
Preferred dividends                                                (5,978)
                                                              -----------
Income before extraordinary item
   available to common shareholders                           $    29,487              30,588        $       .96

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                             513
                                                                                  -----------
Income before extraordinary item
   applicable to common-assuming dilution                     $    29,487              31,101        $       .95
                                                              ===========         ===========        ===========

       For the Year Ended December 31, 1996
       ------------------------------------

Income before extraordinary item                              $    62,950
Preferred dividends                                                (6,210)
                                                              ------------
Income available to common shareholders                       $    56,740              31,308        $      1.81

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                             153
Convertible preferred stock                                         6,210               5,052
                                                              -----------         -----------

Income applicable to common-assuming dilution                 $    62,950              36,513        $      1.72
                                                              ===========         ===========        ===========

         As of December 31, 1998, the only potentially dilutive securities outstanding were stock options that have yet to be exercised. The dilutive effect of outstanding stock options would have been to increase the shares outstanding by 213,000.

         The Company maintains a stock option plan for certain employees providing for the issuance of options at prices not less than fair market value. Options to acquire up to three million shares of common stock may be outstanding at any given time. The specific terms of grant and exercise are determined by a committee of independent members of the Board. A stock grant and option plan is also maintained by the Company whereby each nonemployee Director receives 500 common shares quarterly in payment of their annual retainer. It also provides for 2,500 options to be granted annually to each nonemployee Director. The majority of currently outstanding options vest over a three year period (30 percent, 60 percent, 100 percent) and expire five years from the date of grant.

          At December 31, 1998, the Company has two fixed stock option compensation plans, which are described above. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for these fixed stock option plans. Had compensation cost for the Company's fixed stock option compensation plans been determined consistent with the method established by SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income (in thousands) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1998              1997             1996
                                                              ---------         --------         ---------

Net income (loss)                   As Reported               $ (24,733)        $ 32,617          $ 62,950
                                    Pro forma                 $ (27,874)        $ 29,260          $ 61,936

Net income (loss) per common        As Reported                $   (.74)          $  .87            $ 1.81
     share                          Pro forma                  $   (.83)          $  .76            $ 1.78

         The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.5 percent, 1.6 percent and 2.8 percent; expected volatility of 43 percent, 41 percent and 44 percent; risk-free interest rates of 5.4 percent, 6.1 percent and 5.7 percent; and an expected life of 4.5 years.

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (shares are in thousands):

                                          1998                        1997                     1996
                                   --------------------        -------------------      ---------------------
                                              Weighted-                  Weighted-                  Weighted-
                                               Average                    Average                    Average
                                              Exercise                   Exercise                   Exercise
                                   Shares      Price           Shares     Price         Shares       Price
                                   ------     --------         ------    --------       ------      --------

Outstanding at beginning of year    2,327      $14.64           1,674     $12.72         1,711       $13.21
Granted                               881       17.72           1,013      16.82           519         9.50
Exercised                            (363)      18.71            (295)     11.27          (255)        6.69
Forfeited                            (261)      15.74             (65)     14.88          (301)       14.71
                                   ------                      ------                   ------
Outstanding at end of year          2,584       15.86           2,327      14.64         1,674        12.72
                                   ======                      ======                   ======

Options exercisable at
   year end                         1,181                       1,105                      772

Weighted-average fair
   value of options
   granted during
   the year                         $6.40                       $5.96                    $3.27

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                        Options Outstanding                            Options Exercisable
                        -----------------------------------------------------   --------------------------------
                                              Weighted-
                            Number             Average                              Number
         Range          Outstanding at        Remaining          Weighted-      Exercisable at      Weighted-
          of              December 31,     Contractual Life       Average        December 31,        Average
    Exercise Prices         1998             (in years)        Exercise Price         1998        Exercise Price
  -------------------   --------------     ----------------    --------------   ---------------   --------------

  $ 6.00 to    9.75           317,000            2.4               $  8.94               225,000      $  8.75
   10.63 to   14.25           428,000            2.1                 13.73               374,000        13.85
   16.06 to   17.31           802,000            3.4                 16.25               290,000        16.16
   17.69 to   18.40           705,000            3.1                 17.81               230,000        18.07
   18.63 to   23.81           332,000            3.9                 20.13                62,000        19.99
                       --------------                                            ---------------
  $ 6.00 to   23.81         2,584,000            3.0               $ 15.86             1,181,000      $ 14.59
                        -------------                                              -------------

(8)      DISCLOSURE OF SEGMENT FINANCIAL INFORMATION

         Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments and geographic areas of operation.

         The Company operates in three geographic areas: the Gulf of Mexico, the Rocky Mountains and northern Louisiana. All three areas are engaged in the production, development, acquisition and exploration of oil and gas properties. The accounting policies of the divisions are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its geographic segments based on profit or loss from operations before income taxes and does not allocate financing costs. The Company's divisions are managed separately because of the different strategies used in developing and producing oil and gas properties in different geographic regions.

         Revenues from one customer of the Rocky Mountain Division accounted for 32 percent of the Company's consolidated revenues, and revenues from one customer of the Gulf of Mexico Division accounted for 33 percent of the Company's consolidated revenues.

                                                               December 31, 1998 Segment Disclosure
                                                    -----------------------------------------------------------

                                                      Gulf of        Rocky          Northern           Total
                                                      Mexico        Mountains       Louisiana         Segments
                                                    ----------     -----------     -----------      -----------

Oil and gas revenues                                $   63,421     $    58,794      $    4,657      $  126,872
Other revenues                                             953           5,129           3,185           9,267
Depletion, depreciation and amortization                33,576          14,892           2,438          50,906
Property impairments                                     5,497          -               -                5,497
Exploration expense                                     37,150           3,353           7,800          48,303
Segment profit/(loss)                                  (23,023)         17,210          (3,059)         (8,872)

Oil & gas properties and gas facilities, net           135,057         198,477          30,027         363,561
Capital expenditures                                    60,370          68,420          18,266         147,056

                                                                    December 31, 1997 Segment Disclosure
                                                 -----------------------------------------------------------------

                                                    Gulf of      Rocky       Northern                    Total
                                                    Mexico     Mountains     Louisiana      Patina       Segments
                                                 ----------    ---------     ---------    ----------    ----------

Oil and gas revenues                             $   62,080    $   66,300    $    4,588   $   73,365    $  206,333
Other revenues                                        5,265         9,555         3,624          679        19,123
Depletion, depreciation and amortization             24,377        15,426         1,664       36,263        77,730
Property impairments                                  2,150         5,125        -            -              7,275
Exploration expense                                  12,470         2,191         2,264          121        17,046
Net financing costs                                  -             -             -            12,473        12,473
Segment profit                                       17,679        20,759         1,651        7,883        47,972

Oil & gas properties and gas facilities, net        113,832       149,679        17,805       -            281,316
Capital expenditures                                 40,568        39,092         4,866       11,989        96,515


         The following tables reconcile segment information to consolidated totals:

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------           -----------
Revenues
     Total revenues for reportable segments                                     $  126,872           $   206,333
     Revenue from marketing agreements,
        hedging and other                                                            6,332                   883
                                                                                ----------           -----------
     Total consolidated revenues                                                $  133,204           $   207,216
                                                                                ==========           ===========

Profit or (loss)
     Total segment profit/(loss)                                                $   (8,872)          $    47,972
     Other revenues                                                                  6,332                   883
     General and administrative expense                                            (17,987)              (15,716)
     Net financing costs                                                           (13,350)              (10,556)
     Depletion, depreciation and amortization                                       (3,044)               (2,133)
     Gains on sales of investments                                                  -                     32,800
     Gain on sale of subsidiary interest                                            -                      5,437
     Other corporate expenses                                                       (1,129)               (1,247)
                                                                                ----------           -----------
     Income/(loss) before income taxes, minority
        interest and extraordinary item                                         $  (38,050)          $    57,440
                                                                                ==========           ===========

Assets
     Total assets for reportable segments                                       $  363,561           $   281,316
     Current assets                                                                 35,555               113,875
     Investments                                                                    23,983               143,066
     Other assets                                                                   10,838                 7,831
                                                                                ----------           -----------
     Total assets                                                               $  433,937           $   546,088
                                                                                ==========           ===========

Capital expenditures
     Total segment capital expenditures                                         $  147,056           $    96,515
     Corporate capital expenditures                                                  6,394                 2,193
                                                                                ----------           -----------
     Total consolidated capital expenditures                                    $  153,450           $    98,708
                                                                                ==========           ===========

(9)      RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

(10)     EMPLOYEE RETIREMENT PLAN

         The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate after the completion of four months of service and may contribute up to 15 percent of their compensation. The Board of Directors elected to contribute an amount equal to at least seven percent of each employee's pretax salary for the years ended December 31, 1998, 1997 and 1996 resulting in total Company contributions of $942,000, $766,000 and $1.2 million, respectively.

(11)              SUBSEQUENT EVENTS

         On January 13, 1999, the Company announced its agreement to merge with Santa Fe Energy Resources, Inc. ("Santa Fe") creating Santa Fe Snyder Corporation. The Board of Directors of each company has unanimously approved the transaction and committed to vote his or her shares in favor of the merger. Snyder shareholders will receive 2.05 shares of Santa Fe common stock for each share of Snyder resulting in Snyder shareholders owning approximately 40 percent of the outstanding shares after the merger. It is expected that the transaction will be accounted for as a purchase. John C. Snyder will be the Chairman of Santa Fe Snyder Corporation and James L. Payne, currently the Chairman and CEO of Santa Fe, will be the CEO of the new company. The eleven person board will be composed of five members from Snyder's current directors and six from Santa Fe. The Form S-4 has been filed with the SEC and, pending shareholder and other required approvals, the merger is expected to be completed in the second quarter of 1999.

         In January 1999 the Company sold its interest in the Piceance Basin and the associated gathering facility for $28.8 million cash, resulting in an estimated gain of approximately $500,000.

(12)              GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         Pursuant to the Notes, all of the Company's subsidiaries except SOCO International, Inc. (the "Unrestricted Subsidiary") would be guarantors of the Notes (the "Restricted Group"). The condensed consolidating financial information below shows the impact of the guarantors and the Unrestricted Subsidiary to the Company's consolidated position as of and for the year ended December 31, 1998. In the aggregate, the Unrestricted Subsidiary holds less than ten percent of the total assets and revenues included in the consolidated totals.

                                      CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 December 31, 1998
                                                  (In thousands)

                                                   Restricted          Unrestricted
                                                      Group             Subsidiary       Consolidated
                                                   -----------         ------------      ------------

Current assets                                     $    31,183         $     4,372        $    35,555
Investments                                                  1              23,982             23,983
Oil and gas properties, net                            352,983             -                  352,983
Gas facilities and other, net                           21,416             -                   21,416
                                                   -----------         -----------        -----------
     Total assets                                  $   405,583         $    28,354        $   433,937
                                                   ===========         ===========        ===========

Current liabilities                                $    73,268         $   -              $    73,268
Senior debt                                             39,001             -                   39,001
Subordinated notes                                     173,787             -                  173,787
Deferred taxes payable                                  (5,802)              5,802             -
Other noncurrent liabilities                            19,427             -                   19,427
Total stockholders' equity                             105,902              22,552            128,454
                                                   -----------         -----------        -----------
     Liabilities and stockholders'
         equity                                    $   405,583         $    28,354        $   433,937
                                                   ===========         ===========        ===========


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                           Year Ended December 31, 1998
                                                  (In thousands)

                                                   Restricted          Unrestricted
                                                      Group             Subsidiary       Consolidated
                                                   ----------          ------------      ------------

Revenues                                           $  141,082          $        13        $   141,095
Expenses                                              179,143                    2            179,145
                                                   ----------           ----------        -----------
Income (loss) before taxes, minority interest
     and extraordinary item                           (38,061)                  11            (38,050)
Income taxes                                           13,317               -                  13,317
                                                  -----------          -----------        -----------
Net income (loss)                                 $   (24,744)         $        11        $   (24,733)
                                                  ===========          ===========        ===========

(13)     COMMITMENTS AND CONTINGENCIES

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully commingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, trespass and similar matters, and demand actual and punitive damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $175.0 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. Activity in the case has been stayed pending resolution of a variety of administrative motions in the matter.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes that resolution should not have a material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

         On January 15, 1999, a stockholder of the Company filed a putative class action complaint in the Delaware Court of Chancery, No. 16900-NC, seeking to enjoin the merger of the Company into Santa Fe Energy Resources, Inc. on the proposed terms and seeking damages. Defendants named in the complaint are the Company, each of its directors and Santa Fe. The plaintiff alleges numerous breaches of the duties of care and loyalty owed by the Company and its directors to the purported class in connection with entering into the merger agreement with Santa Fe. The plaintiff further alleges that Santa Fe aided and abetted the Company and its directors in their alleged breaches of fiduciary duty. The defendants believe the complaint is without merit and intend to vigorously defend the action.

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

          The Company has firm transportation commitments in the Gulf of Mexico which may exceed the Company's production capacity in the area over the next several years. The Company may incur demand charges in the $1.0 million range for the unused transportation commitments, however, the amount of production shortfall, if any, is subject to prices, weather, timing of operations and availablity of equipment and services.

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


(14)     UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

         Independent petroleum consultants directly evaluated 84 percent, 87 percent, and 99 percent of proved reserves at December 31, 1998, 1997 and 1996, respectively. All reserve estimates are based on economic and operating conditions at that time. Future net cash flows as of each year end were computed by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves.

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

          All reserves included in the tables below are located onshore in the United States and in the waters of the Gulf of Mexico. The first set of tables reflects the Company, excluding Patina, and the second set of tables shows consolidated Company totals. Subsequent to year end the Company sold its interest in the Piceance Basin which represented 8,443 MBOE of proved reserves at December 31, 1998.

                                                                        Excluding Patina
                                                                  -----------------------------
Quantities of Proved Reserves -                                   Crude Oil         Natural Gas
                                                                  ---------         -----------
                                                                   (MBbl)             (MMcf)

Balance, December 31, 1996                                         18,022              308,977

          Revisions                                                  (266)              (6,649)
          Extensions, discoveries and additions                     1,790              100,874
          Production                                               (2,049)             (41,377)
          Purchases                                                    11                1,568
          Sales                                                      (748)                (225)
                                                                ---------          -----------

Balance, December 31, 1997                                         16,760              363,168
                                                                ---------          -----------

          Revisions                                                  (211)              (5,066)
          Extensions, discoveries and additions                     3,171              148,378
          Production                                               (1,909)             (56,186)
          Purchases                                                 1,124               90,686
          Sales                                                      (393)             (50,227)
                                                                ----------         ------------

Balance, December 31, 1998                                         18,542              490,753
                                                                =========          ===========

Proved Developed Reserves -                                     Crude Oil          Natural Gas
                                                                ---------          -----------
                                                                  (MBbl)              (MMcf)

December 31, 1996                                                  16,070              200,664
                                                                =========          ===========

December 31, 1997                                                  16,101              297,490
                                                                =========          ===========

December 31, 1998                                                  17,383              391,951
                                                                =========          ===========

                                                                      Excluding Patina
                                                               ------------------------------
Changes in Standardized Measure -                                  Year Ended December 31,
                                                               -------------------------------
                                                                   1998               1997
                                                               -----------        ------------
                                                                       (In thousands)

Standardized measure, beginning of year                        $   291,818        $    438,656

Revisions:
         Prices and costs                                          (79,926)           (284,824)
         Quantities                                                 22,173               2,676
         Development costs                                          (1,822)             (9,241)
         Accretion of discount                                      37,527              43,866
         Income taxes                                               40,006              70,050
         Production rates and other                                (28,541)            (31,871)
                                                               ------------       ------------

         Net revisions                                             (10,583)           (209,344)

Extensions, discoveries and additions                               85,899             142,209
Production                                                        (104,767)           (104,465)
Future development costs incurred                                   31,098              21,250
Purchases                                                           65,919               2,374
Sales                                                              (37,215)              1,138
                                                               ------------       ------------

Standardized measure, end of year                              $   322,169        $    291,818
                                                               ===========        ============

                                                                                      Consolidated
                                                                               ---------------------------
Quantities of Proved Reserves -                                                Crude Oil       Natural Gas
                                                                               ---------       -----------
                                                                                (MBbl)           (MMcf)

Balance, December 31, 1995                                                        24,247           395,718

          Revisions                                                                4,127            41,385
          Extensions, discoveries and additions                                    1,039            61,821
          Production                                                              (3,884)          (55,840)
          Purchases                                                               16,725           225,335
          Sales                                                                   (1,757)          (62,783)
                                                                             -----------       -----------

Balance, December 31, 1996                                                        40,497           605,636

          Revisions                                                               (3,829)          (34,334)
          Extensions, discoveries and additions                                    1,790           100,874
          Production                                                              (3,490)          (61,638)
          Purchases                                                                   11             1,568
          Sales                                                                  (18,219)         (248,938)
                                                                             -----------       -----------

Balance, December 31, 1997                                                        16,760           363,168

          Revisions                                                                 (211)           (5,066)
          Extensions, discoveries and additions                                    3,171           148,378
          Production                                                              (1,909)          (56,186)
          Purchases                                                                1,124            90,686
          Sales                                                                     (393)          (50,227)
                                                                             ------------      ------------

Balance, December 31, 1998                                                        18,542           490,753
                                                                             ===========       ===========

         The  quantities of proved  reserves  above at December 31, 1996 include
5.8 MBbl and 77.1 MMcf related to the minority interest owners of Patina which was sold in October 1997.

                                                                                     Consolidated
                                                                             -----------------------------
Proved Developed Reserves -                                                   Crude Oil        Natural Gas
                                                                             -----------       -----------
                                                                                (MBbl)           (MMcf)

December 31, 1995                                                                 21,637           330,524
                                                                             ===========       ===========

December 31, 1996                                                                 31,869           443,441
                                                                             ===========       ===========

December 31, 1997                                                                 16,101           297,490
                                                                             ===========       ===========

December 31, 1998                                                                 17,383           391,951
                                                                             ===========       ===========


                                                                                           Consolidated
                                                                                  ------------------------------
Standardized Measure -                                                                     December 31,
                                                                                  ------------------------------
                                                                                     1998                1997
                                                                                  -----------        -----------
                                                                                          (In thousands)

Future cash inflows                                                               $ 1,127,778        $ 1,016,597

Future costs:
          Production                                                                 (385,866)          (339,147)
          Development                                                                 (78,424)           (64,237)
                                                                                  ------------       -----------

Future net cash flows                                                                 663,488            613,213

Undiscounted income taxes                                                            (106,132)          (148,049)
                                                                                  ------------       -----------

After tax net cash flows                                                              557,356            465,164

10 percent discount factor                                                           (235,187)          (173,346)
                                                                                  ------------       -----------

Standardized measure                                                              $   322,169        $   291,818
                                                                                  ===========        ===========

                                                                                 Consolidated
                                                               --------------------------------------------------
Changes in Standardized Measure -                                            Year Ended December 31,
                                                               --------------------------------------------------
                                                                  1998              1997                1996
                                                               ------------       -----------        ------------
                                                                                (In thousands)

Standardized measure, beginning of year                        $   291,818        $   938,592        $   331,106

Revisions:
         Prices and costs                                          (79,926)          (609,467)           528,525
         Quantities                                                 22,173              2,676             10,915
         Development costs                                          (1,822)            (9,241)           (13,027)
         Accretion of discount                                      37,527             81,361  (a)        46,045   (b)
         Income taxes                                               40,006            230,075           (242,536)
         Production rates and other                                (28,541)           (31,871)            11,052
                                                               ------------       -----------        -----------

         Net revisions                                             (10,583)          (336,467)           340,974

Extensions, discoveries and additions                               85,899            142,209            111,797
Production                                                        (104,767)          (164,330)          (146,257)
Future development costs incurred                                   31,098             21,250             18,400
Purchases                                                           65,919              2,374            330,225   (b)
Sales                                                              (37,215)          (311,810) (a)       (47,653)
                                                               ------------       -----------        -----------

Standardized measure, end of year                              $   322,169        $   291,818        $   938,592
                                                               ===========        ===========        ===========

(a) In 1997, $12.5 million in "Accretion of Discount" was included in "Sales" due to the sale of Patina in October 1997.

(b) In 1996, $12.9 million in "Purchases" were included in "Accretion of Discount" due to the significance of the accretion related to the reserves purchased in the acquisition of Gerrity Oil & Gas Corporation.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)      1.  Reference is made to Item 8 on page 31.

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

      3.1.1    -   Certificate of Amendment to  Certificate of  Incorporation of
                   Registrant filed February 9,1990 -- incorporated by reference from Exhibit 3.1.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

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
                   1-10509).

      3.2      -   By-laws of the Registrant, as amended.

      4.1      -   Indenture  dated  as of June 10, 1997 between  the Registrant and Texas  Commerce  Bank  National  Association  relating to
                   Registrant's 8 3/4 percent Senior Subordinated Notes due 2007
                   --   incorporated  by  reference  from  Exhibit  4.1  to  the
                   Registrant's  Current  Report on Form 8-K dated June 10, 1997
                   (File No. 1-10509).

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

      4.2      -   Rights  Agreement,  dated  as of May 27,  1997,  between  the
                   Registrant and ChaseMellon  Shareholder Services,  L.L.C., as
                   Rights Agent, specifying the terms of the Rights, which includes the form of Certificate of Designation of Junior
                   Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B -- incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1997 (File No. 1-10509).

      4.3      -   Amendment Number 1 to  Rights  Agreement, dated as of January
                   13, 1999, between the Registrant and ChaseMellon  Shareholder
                   Services, L.L.C., as Rights Agent. *

      4.4      -   Form of  Certificate of  Designation of Junior  Participating
                   Preferred  Stock  setting  forth  the  terms  of  the  Junior
                   Participating Preferred Stock, par value $.01 per share -- incorporated by reference from Exhibit A to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1997
                   (File No. 1-10509).

      10.1     -   Agreement and Plan of Merger, dated January 13, 1999, between
                   Registrant and Santa Fe Energy Resources Inc. -- incorporated by reference from Exhibit 2.1 to Santa Fe Energy Resources,
                   Inc.'s Registration  Statement on  Form S-4 (Registration No.
                   333-71595).

      10.2     -   Snyder  Oil   Corporation   1990   Stock   Option   Plan  for
                   Non-Employee  Directors --  incorporated  by  reference  from
                   Exhibit 10.4 to the  Registrant's  Registration  Statement on
                   Form S-4 (Registration No. 33-33455).

      10.2.1   -   Amendment dated  May 20, 1992 to the  Registrant's 1990 Stock
                   Plan for Non-Employee Directors -- incorporated by reference from Exhibit 10.1.1 to the Registrant's Quarterly Report on
                   Form  10-Q for the  quarter-ended  June 30,  1993  (File  No.
                   1-10509).

      10.3     -   Registrant's Amended and Restated 1989 Stock Option Plan.

      10.4     -   Registrant's    Deferred   Compensation   Plan   for   Select
                   Employees, adopted effective June 1, 1994, as amended.

      10.5     -   Registrant's  Profit   Sharing &  Savings  Plan  and Trust as
                   amended and restated effective October 1,1993 -- incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended  September 30, 1993
                   (File No. 1-10509).

      10.6     -   Form  of  Indemnification    Agreement  --  incorporated   by
                   reference from Exhibit 10.15 to the Registrant's Registration
                   Statement on Form S-4 (Registration No. 33-33455).

      10.7     -   Form  of   Change  in   Control   Protection   Agreement   --
                   incorporated   by  reference   from  Exhibit   10.11  to  the
                   Registrant's Registration Statement on Form S-1 (Registration
                   No. 33-43106).

      10.8     -   Long-term   Retention  and  Incentive  Plan   and   Agreement
                   between the Registrant and Charles A.Brown -- incorporated by reference from Exhibit 10.1.2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended June 30, 1993 (File
                   No. 1-10509).

      10.9     -   Agreement  dated as of  April 30, 1993 between the Registrant and Edward T.Story -- incorporated  by reference from Exhibit
                   10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10509).

      10.10    -   Formation and Capitalization  Agreement  dated as of December
                   30, 1996 among  Registrant,  SOCO  International,  Inc., SOCO
                   International Holdings, Inc., SOCO International  Operations,
                   Inc. and Edward T. Story -- incorporated  by  reference  from
                   Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10509).

      10.10.1  -   Promissory  Note  dated   December  30,  1996 from  Edward T.
                   Story payable to the order of SOCO International Holdings, Inc. -- incorporated by reference from Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No.
                   1-10509).

      10.10.2  -   Promissory  Note  dated  December  30,  1996  from  Edward T.
                   Story payable to the order of SOCO International Operations, Inc. -- incorporated by reference from Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 1-10509).

      10.10.3  -   Exchange   Agreement  dated   July  10,  1997  between   SOCO
                   International, Inc. and Edward T. Story, Jr.

      10.11    -   Amended and  Restated  Stock Repurchase Agreement dated as of
                   July 31, 1997 and amended and restated as of September 18, 1997 among the Registrant and Patina Oil & Gas Corporation -- incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-3 of Patina Oil & Gas
                   Corporation (Commission File No. 333-32671).

      10.12    -   Fifth  Restated  Credit  Agreement  dated as of June 30, 1994
                   among  the   Registrant  and  the  banks  party   thereto  --
                   incorporated   by  reference   from  Exhibit   10.11  to  the
                   Registrant's   Quarterly   Report   on  Form   10-Q  for  the
                   quarter-ended June 30, 1994 (File No. 1-10509).

      10.12.1  -   First  Amendment  dated  as of  May 1, 1995 to Fifth Restated
                   Credit  Agreement -- incorporated  by reference  from Exhibit
                   10.11.1 to Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1995 (File No. 1-10509).

      10.12.2  -   Second   Amendment  dated  as  of  June  30,  1995  to  Fifth
                   Restated  Credit Agreement -- incorporated  by reference from
                   Exhibit 10.12.2 to Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1995 (File No. 1-10509).

      10.12.3  -   Third  Amendment  dated  as of   November  1,  1995  to Fifth
                   Restated  Credit Agreement -- incorporated  by reference from
                   Exhibit 10.11.3 to Registrant's Annual Report on Form 10-K of the year ended December 31, 1995 (File No. 1-10509).

      10.12.4  -   Fourth  Amendment   dated  as of   April  4,  1996  to  Fifth
                   Restated  Credit  Agreement -- incorporated  by  reference to
                   Registrant's   Quarterly   Report   on  Form   10-Q  for  the
                   quarter-ended March 31, 1996 (File No. 1-10509).

      10.12.5  -   Fifth   Amendment   dated  as of  November  1,  1996 to Fifth
                   Restated  Credit Agreement -- incorporated  by reference from
                   Exhibit  10.11.5 to the  Registrant's  Annual  Report on Form
                   10-K for the year ended December 31, 1996 (File No. 1-10509).

      10.12.6  -   Sixth  Amendment dated  as of  May 19, 1997 to Fifth Restated
                   Credit  Agreement -- incorporated  by reference  from Exhibit
                   10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-10509).

      10.12.7  -   Seventh  Amendment  dated  as of  October 13, 1997  to  Fifth
                   Restated Credit Agreement.

      10.12.8  -   Eighth   Amendment  dated  as  of  November 1, 1998  to Fifth
                   Restated Credit Agreement. *

      10.13    -   Directors  Deferral  Plan for  Independent  Directors  of the
                   Registrant.

      10.14    -   Amended  and  Restated  Agreement and Plan of Merger dated as of  March  20,  1996  among  Registrant,  Patina  Oil  &  Gas
                   Corporation,  Patina Merger Corporation and Gerrity Oil & Gas
                   Corporation -- incorporated by reference from Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4 of
                   Patina Oil & Gas Corporation (Registration No. 333-572).

      10.15    -   Employment   Agreement   effective as  of May 2, 1997 between
                   Registrant and William G.Hargett -- incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form
                   8-K dated April 24, 1997 (File No. 1-10509).

      10.16    -   Indemnification   Agreement  dated  as of May 2, 1997 between
                   Registrant and William G.Hargett -- incorporated by reference from Exhibit 2 to the Registrant's Current Report on Form
                   8-K dated April 24, 1997 (File No. 1-10509).

      10.17    -   Severance  Agreement  dated  as  of  April 17,  1997  between
                   Registrant and Thomas J.Edelman -- incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form
                   8-K dated April 24, 1997 (File No. 1-10509).

      10.18    -   Advisory  Agreement entered  into effective as of May 1, 1997 between Registrant and Thomas J. Edelman -- incorporated by reference from Exhibit 4 to the Registrant's Current Report on Form 8-K dated April 24, 1997 (File No.1-10509).

      12       -   Computation of  Ratio of  Earnings to Fixed Charges and Ratio
                   of Earnings to Combined  Fixed  Charges and  Preferred  Stock
                   Dividends. *

      22.1     -   Subsidiaries of the Registrant. *

      23.1     -   Consent of Arthur Andersen LLP. *

      23.2     -   Consent of Netherland, Sewell & Associates, Inc.*

      27       -   Financial Data Schedule.*

      99.1     -   Reserve letter from Netherland, Sewell & Associates, Inc.
                   dated February 3, 1999 to the Registrant interest as of December 31, 1998*


      (b) Current reports on Form 8-K filed during the quarter ended December 31, 1998.



      * Filed herewith.

                                    SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ John C. Snyder                                           February 26, 1999
------------------------  Director and Chairman of the Board
John C. Snyder            (Principal Executive Officer)

/s/ William G. Hargett                                       February 26, 1999
------------------------  Director, President and Chief
William G. Hargett        Operating Officer


/s/ Roger W. Brittain                                        February 26, 1999
------------------------  Director
Roger W. Brittain


/s/ John A. Hill                                             February 26, 1999
------------------------  Director
John A. Hill


/s/ William J. Johnson                                       February 26, 1999
------------------------  Director
William J. Johnson


/s/ B. J. Kellenberger                                       February 26, 1999
------------------------  Director
B. J. Kellenberger


/s/ Harold R. Logan, Jr.                                     February 26, 1999
------------------------  Director
Harold R. Logan, Jr.


/s/ James E. McCormick                                       February 26, 1999
------------------------  Director
James E. McCormick

/s/ Edward T.  Story                                         February 26, 1999
------------------------  Director
Edward T.  Story

/s/ Mark A. Jackson                                          February 26, 1999
------------------------  Senior Vice President and Chief
Mark A. Jackson           Financial Officer (Principal Financial
                           and Accounting Officer)