Form 10-K/A
period 1998-12-31
SNYDER OIL CORP
filed 1999-03-31
CIK 860713

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
(Mark one)                         FORM 10-K/A
                                 Amendment No. 1

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

           Securities registered pursuant to Section 12(b) of the Act:



                                                   Name of each exchange
      Title of each class                           on which registered
 -------------------------------           -----------------------------------

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
                                            Yes  X     No
                                               -----     -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 1999 ....................$321,653,346
     Number of shares of common stock outstanding
      as of February 26, 1999.........................................33,364,567

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

OPERATIONS

Overview

         The Company's operations are focused in three core areas - the Rocky Mountains, the Gulf of Mexico and northern Louisiana. The Company has been active in the Rockies for more than 20 years and has developed several large gas development projects, which has allowed the Company to add reserves and production at low development costs. The Rocky Mountain reserves represent 78 percent of the Company's year end reserves and 63 percent of the reserves' pretax present value assuming a ten percent discount rate with year end pricing and costs ("Pretax PV10 Value"). The Pretax PV10 value is computed in accordance with the method established by Statement of Financial Accounting Standards No. 69 for the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities, with the exception of future income tax expenses. The Pretax PV10 values are before consideration of future taxes. See
Note 14, Unaudited Supplemental Oil and Gas Reserve Information, in this Form 10-K for the Company's standardized measure of discounted future net cash flows after tax.

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

Specter Prospect, Viosca Knoll 779/780/823/824

         The Company participated with a 12 percent working interest, ten percent net revenue interest, in the Specter Prospect, operated by Shell
Offshore, Inc. The first well, Viosca Knoll 780 #4 was drilled to a measured depth of 15,170 feet and discovered hydrocarbons in a middle Miocene age reservoir. The well was sidetracked, as planned, to a separate middle Miocene age target in Viosca Knoll block 824. The Viosca Knoll 824 #1 was drilled to a measured depth of 14,200 feet and also discovered hydrocarbon bearing sands. Two development wells are scheduled in 1999 to be redrilled from Shell's Spirit platform in block 780.

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

                                                          Consolidated                   Excluding Patina
                                                          December 31,                     December 31,
                                               -----------------------------------    ----------------------
                                                 1998         1997         1996                1996
                                               --------     ---------    ---------           --------
Crude oil and liquids (MBbl)
    Developed                                    17,383        16,101       31,869             16,070
    Undeveloped                                   1,159           659        8,628              1,952
                                               --------      --------     --------           --------
       Total                                     18,542        16,760       40,497             18,022
                                               ========      ========     ========           ========

Natural gas (MMcf)
    Developed                                   391,951       297,490      443,441            200,664
    Undeveloped                                  98,802        65,678      162,195            108,313
                                               --------      --------     --------           --------
       Total                                    490,753       363,168      605,636            308,977
                                               ========      ========     ========           ========

Total MBOE                                      100,334        77,288      141,436             69,518
                                               ========      ========     ========           ========

         The following table sets forth the estimated pretax future net revenues from the production of proved reserves and the Pretax PV10 Value of such revenues.

                                                                      December 31, 1998
                                                     -------------------------------------------------
                                                     Developed         Undeveloped (a)         Total
                                                     ---------         ---------------     -----------
                                                                         (In thousands)

          1999                                       $  81,436           $ (14,007)         $  67,429
          2000                                          68,156              (1,036)            67,120
          2001                                          53,115               5,380             58,495
          Remainder                                    366,460             103,983            470,443
                                                     ---------           ---------          ---------
             Total                                   $ 569,167           $  94,320          $ 663,487
                                                     =========           =========          =========

          Pretax PV10 Value (b)                      $ 334,064           $  31,556          $ 365,620
                                                     =========           =========          =========

(a) Net of estimated capital costs of $57.2 million,  including  estimated costs of $24.5 million during 1999.
(b) The after tax PV10 Value of proved  reserves totaled $322.2 million at year end 1998.

         The quantities and values shown in the preceding tables are based on realized prices in effect at December 31, 1998, of $9.56 per barrel of oil and $1.94 per Mcf of gas. Reference prices as of December 31, 1998 were Koch WTI oil of $9.50 per barrel, Henry Hub gas of $2.10 per Mcf and CIG index gas of $1.96 per Mcf. Price reductions decrease reserve values by lowering the future net revenues attributable to the reserves and also by reducing the quantities of reserves that are recoverable on an economic basis. Price increases have the opposite effect. Any significant decline or increase in prices of oil or gas could have a material effect on the Company's financial condition and results of operations.

         Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that are expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which the existence and recoverability of such reserves can be estimated with reasonable certainty, or from existing wells where a relatively major expenditure is required to establish production.

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

                                                                Consolidated
                                    -------------------------------------------------------------------
                                       1998          1997           1996         1995          1994
                                    ---------     ----------     ---------    ----------    -----------
                                       (Dollars in thousands, except prices and production information)
Production
     Oil (MBbl)                         1,909          3,490         3,884         4,278          4,366
     Gas (MMcf)                        56,203         61,638        55,840        53,227         43,809
     MBOE (a)                          11,277         13,763        13,191        13,149         11,668

Revenues
     Oil                            $  21,040     $   65,886    $   79,201    $   72,550     $   64,625
     Gas (b)                          112,164        141,330       110,126        72,058         73,233
                                    ---------     ----------    ----------    ----------     ----------
         Subtotal                     133,204        207,216       189,327       144,608        137,858
     Transportation,
         processing
         and marketing                  4,624          7,004        17,655        38,256        107,247
                                    ---------     ----------    ----------    ----------     ----------
                                    $ 137,828     $  214,220    $  206,982    $  182,864     $  245,105
                                    ---------     ----------    ----------    ----------     ----------

Operating expenses
     Production                     $  38,492     $   48,523    $   49,638    $   52,486     $   46,267
     Transportation,
         processing
         and marketing                  3,348          6,692        15,020        29,374         94,177
                                    ---------     ----------    ----------    ----------     ----------
                                    $  41,840     $   55,215    $   64,658    $   81,860     $  140,444
                                    ---------     ----------    ----------    ----------     ----------

Direct operating margin             $  95,988     $  159,005    $  142,324    $  101,004     $  104,661
                                    =========     ==========    ==========    ==========     ==========

Production data
     Average sales price (c)
         Oil (Bbl)                  $   11.02     $   18.88     $   20.39     $    16.96     $   14.80
         Gas (Mcf) (b)                   2.00          2.29          1.97           1.35          1.67
         BOE (a)                        11.81         15.06         14.35          11.00         11.82
     Average production
         expense/BOE                $    3.41     $    3.53     $    3.76     $     3.99     $    3.97
     Average production
         margin/BOE                 $    8.40     $   11.53     $   10.59     $     7.01     $    7.85

(a)      Gas production is converted to oil equivalents at the rate of six Mcf per barrel.
(b)      Sales of natural gas liquids are included in gas revenues.
(c)      The Company estimates that its composite net wellhead prices at December 31, 1998 were approximately
         $1.94 per Mcf of gas and $9.56 per barrel of oil.

                                       10

PRODUCING WELLS

             The following table sets forth certain information at December 31, 1998 relating to the producing wells in which the Company owned a working interest. The Company also held royalty interests in 101 producing wells. Wells are classified as oil or gas wells according to their predominant production stream.

               Predominant                   Gross                Net
             Product Stream                  Wells               Wells
             --------------                  -----               -----

               Crude oil                     1,003                320
               Natural gas                     545                295
                                             -----              -----
                                             1,548                615
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

                                              Developed                 Undeveloped                    Total
                                         --------------------     ----------------------      ----------------------
                                          Gross         Net         Gross          Net          Gross          Net
                                         -------      -------     ----------     -------      ---------      -------
Rocky Mountain Region
   Washakie (WY)                          42,695       36,847       104,878       92,808        147,573      129,655
   Wind River (WY) (a)                    10,508        9,180        96,564       61,182        107,072       70,362
   Northern Wyoming                        7,958        4,909           -            -            7,958        4,909
   Piceance (CO) (b)                       5,920        3,206        98,333       46,432        104,253       49,638
   Uinta (UT)                             15,361        8,411        90,630       68,947        105,991       77,358
   Big Horn (WY)                             320          160       158,964       82,239        159,284       82,399
   Deep Green River  (WY) (c)                480          369        63,222       54,258         63,702       54,627
                                       ---------    ---------     ---------     --------      ---------    ---------
     Rocky Mountain Region                83,242       63,082       612,591      405,866        695,833      468,948
                                       ---------    ---------     ---------     --------      ---------    ---------

Gulf of Mexico
   Main Pass Area                         33,185       16,949        14,763       10,111         47,948       27,060
   Other                                  44,813       19,056        66,420       22,255        111,233       41,311
                                       ---------    ---------     ---------     --------      ---------    ---------
     Total Gulf of Mexico                 77,998       36,005        81,183       32,366        159,181       68,371
                                       ---------    ---------     ---------     --------      ---------    ---------

North Louisiana
   Minerals                               21,606       13,399       466,526      317,868        488,132      331,267
   Leases (d)                              4,495        3,900        95,005       56,005         99,500       59,905
                                       ---------    ---------     ---------     --------      ---------    ---------
     Total North Louisiana                26,101       17,299       561,531      373,873        587,632      391,172
                                       ---------    ---------     ---------     --------      ---------    ---------

Other                                      8,311        1,664         6,410        1,373         14,721        3,037
                                       ---------    ---------     ---------     --------      ---------    ---------
     Southern Region                     112,410       54,968       649,124      407,612        761,534      462,580
                                       ---------    ---------     ---------     --------      ---------    ---------


   Total Company                         195,652      118,050     1,261,715      813,478      1,457,367      931,528
                                       =========    =========    ==========     ========     ==========    =========

(a) The Company also holds 16,500 net undeveloped acres under option.
(b) The Company sold its interest subsequent to year end.
(c) The Company also holds the deep rights, below approximately 12,500 feet, in 10,625 net acres which are not included.
(d) The Company also holds 128,000 net undeveloped acres under option.

                                       11

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

                                               1998         1997         1996
                                              ------       ------       ------
        Development wells
          Productive
            Gross                              64.0        102.0         79.0
            Net                                44.0         62.2         44.3
          Dry
            Gross                               3.0          4.0          3.0
            Net                                 1.7          1.5          1.5

        Exploratory wells
          Productive
            Gross                               -            5.0          5.0
            Net                                 -            2.2          1.5
          Dry
            Gross                               8.0          2.0          2.0
            Net                                 4.6          1.7          1.6

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

         Beginning in August of 1998, the Company commenced transporting substantially all of its production from the East Main Pass area of the Gulf of Mexico through Transcontinental Gas Pipe Line Corporation for delivery to markets accessible through Transco in the Mobile Bay area of Alabama. From March through August of 1998, the Company delivered production from the area to markets in southeast Louisiana accessible through Viosca Knoll Gathering Company. The Company converted to Transco to alleviate the downstream constraints experienced in southeast Louisiana and to access additional markets in which to sell production from the area. The Company amended its prior arrangement with Viosca Knoll to allow for the transportation of gas on Transco and to provide for continuing back-up, interruptible transportation rights on Viosca Knoll. As a result, the Company has increased transportation capacity from the area and expects to realize an increase in value net of all transportation fees payable to Transco and Viosca Knoll under the arrangement. To fully capitalize on the higher prices available through Transco, the Company is maximizing the amount of its Main Pass production marketed through Transco by arranging for displaced delivery into Transco of production attributable to Company facilities in the area that are not currently connected to the system.

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


ITEM 3.  LEGAL PROCEEDINGS

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully commingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, trespass and similar matters, and demand actual and putative damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $175.0 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. Activity in the case has been stayed pending resolution of a variety of administrative motions in the matter.

         At this time, the Company is unable to estimate the range of potential loss, if any, from the foregoing uncertainty. However, the Company believes that resolution should not have a material adverse effect on the Company's financial position, although an unfavorable outcome in any reporting period could have a material impact on the Company's results of operations for that period.

         On January 15, 1999, Phyllis Freiman, a stockholder of the Company, filed a putative class action complaint in the Delaware Court of Chancery, No. 16900-NC, seeking to enjoin the merger of the Company into Santa Fe Energy Resources, Inc. ("Santa Fe") on the proposed terms and seeking damages. Defendants named in the complaint are the Company, each of its directors and Santa Fe. The plaintiff alleges numerous breaches of the duties of care and loyalty owed by the Company and its directors to the purported class in connection with entering into the merger agreement with Santa Fe. The plaintiff further alleges that Santa Fe aided and abetted the Company and its directors in their alleged breaches of fiduciary duty. The defendants believe the complaint is without merit and intend to vigorously defend the action.

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
                                                -----------------------

                                                   1998                             1997
                                          ----------------------           ----------------------
                                             High          Low                High          Low
                                          ---------     --------            --------     --------

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

(In thousands, except per share data)                           As of or for the Year Ended December 31,
                                                       ----------------------------------------------------------

                                                          1998         1997        1996        1995        1994
                                                       ---------    ---------   ---------   ---------   ---------

Income Statement
       Revenues                                        $ 141,095    $ 255,728   $ 285,111   $ 197,301   $ 262,328
       Income (loss) before extraordinary items          (24,733)      35,465      62,950     (39,831)     12,372
          Per share                                         (.74)         .96        1.81       (1.53)        .07
          Per share - assuming dilution                     (.74)         .95        1.72       (1.53)        .07
       Net income (loss)                                 (24,733)      32,617      62,950     (39,831)     12,372
          Per share                                         (.74)         .87        1.81       (1.53)        .07
          Per share - assuming dilution                     (.74)         .86        1.72       (1.53)        .07
          Dividends per share                                .26          .26         .26         .26         .25
       Weighted average shares outstanding                33,416       30,588      31,308      30,186      23,704

Cash Flow
       Net cash provided by operations                 $  75,159    $ 122,041   $ 101,730   $  69,121   $  86,397
       Net cash realized (used) by investing            (188,267)      31,808     (62,356)     32,421    (245,503)
       Net cash realized (used) by financing              29,836      (92,328)    (38,715)    (96,012)    169,926

Balance Sheet
       Working capital                                 $ (37,713)   $  56,326   $   9,168   $   5,842   $     708
       Oil and gas properties, net                       352,983      274,304     635,387     435,217     472,239
       Total assets                                      433,937      546,088     879,459     555,493     673,259
       Senior debt                                        39,001            1     188,231(a)  150,001     234,857
       Subordinated notes                                173,787      173,635     183,842(b)   84,058      83,650
       Stockholders' equity                              128,454      263,756     294,668     235,368     274,086

(a) Includes $93.7 million of Snyder senior debt and $94.5 million of Patina senior debt.
(b) Includes $80.7 million of Snyder convertible subordinated notes and $103.1 million of Patina subordinated notes.

         The following tables set forth unaudited summary financial results on a quarterly basis for the two most recent years:

(In thousands, except per share data)                                                  1998
                                                               ------------------------------------------------
                                                                 First       Second        Third       Fourth
                                                               ---------    ---------    ---------    ---------

Oil and gas sales                                              $  32,822    $  34,581    $  32,636    $  33,165
Production margin                                                 24,374       25,241       22,050       23,047
Depletion, depreciation, amortization, and property impairments   11,762       13,925       13,987       19,773
Exploration expense                                                3,213        7,305       24,674       13,111
Income (loss) before extraordinary items                           1,838        (777)     (13,312)     (12,482)
    Per share                                                        .06        (.02)        (.40)        (.37)
    Per share - assuming dilution                                    .05        (.02)        (.40)        (.37)
Net income (loss)                                                  1,838        (777)     (13,312)     (12,482)
  Per share                                                          .06        (.02)        (.40)        (.37)
  Per share - assuming dilution                                      .05        (.02)        (.40)        (.37)

(In thousands, except per share data)                                                 1997
                                                               ------------------------------------------------
                                                                 First       Second        Third       Fourth
                                                               ---------    ---------    ---------    ---------
Oil and gas sales                                              $  67,848    $  48,988    $  52,156    $  38,224
Production margin                                                 53,827       36,485       39,029       29,352
Depletion, depreciation, amortization, and property impairments   23,208       23,389       26,802       13,738
Exploration expense                                                1,700        3,690        7,212        4,444
Income before extraordinary items                                 19,926        5,992        3,633        5,914
    Per share                                                        .59          .15          .07          .14
    Per share - assuming dilution                                    .52          .15          .07          .14
Net income                                                        19,926        3,144        3,633        5,914
  Per share                                                          .59          .05          .07          .14
    Per share - assuming dilution                                    .52          .05          .07          .14

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

         The Company also has investments in two international exploration and production companies, Cairn Energy plc ("Cairn") and SOCO International plc ("SOCI plc"), both listed on the London Stock Exchange. In 1998, the Company experienced a decline of $119.1 million in the value of its investments in Cairn and SOCI plc. The unrealized loss reflected in equity was $75.4 million, net of tax. The book and market value at December 31, 1998 was $24.0 million. The Cairn shares can be sold at the discretion of the Company. Since the Company contributed assets to form SOCI plc in 1997, under London Stock Exchange rules, the Company is not permitted to sell the SOCI plc shares prior to May 1999.

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

         Net cash provided by operating activities decreased to $75.2 million during 1998, compared to $122.0 million during 1997. This decrease is attributed to the sale of Patina, which accounted for $48.7 million of last year's cash flow. Excluding Patina, the Company increased its net cash provided by operating activities in spite of the decline in oil and natural gas prices between years. While exploration costs impact the Company's net income or loss, all exploratory costs are reclassified from operating expenses to investing activities for purposes of calculating cash flow from operations. Exploratory costs totaled $48.3 million in 1998, $17.0 million in 1997 and $4.2 million in 1996.

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

RESULTS OF OPERATIONS

         COMPARISON OF 1998 RESULTS TO 1997

Oil and Gas Sales

         The following table reflects activities for the Company's oil and gas properties for 1998 and 1997. Two columns are provided for 1997 to show the effect of the October 1997 disposition of Patina. The discussion following the
                                                   -----------------------------
tables will concentrate on differences between 1998 and 1997, excluding Patina.
-------------------------------------------------------------------------------

                                                                Twelve Months Ended December 31,
                                                     -----------------------------------------------------
                                                                            Excluding
                                                                             Patina
                                                                           (Unaudited)
                                                          1998                1997               1997
                                                     -------------       -------------       -------------
                                                            (In thousands, except production, average
                                                                  price and cost per BOE data)

Oil and gas sales                                    $     133,204       $     133,851       $     207,216
Direct operating costs                                     (38,492)            (35,016)            (48,523)
                                                     --------------      --------------      --------------
     Production margin                               $      94,712       $      98,835       $     158,693
                                                     =============       =============       =============

Average daily production:
Oil (Bbls)                                                   5,231               5,617               9,561
Gas (Mcf)                                                  153,982             113,361             168,873

Average oil price (per Bbl)                          $       11.02       $       18.24       $       18.88
Average gas price (per Mcf)                                   2.00                2.33                2.29
Direct operating costs (per BOE)
     Lease operating                                 $        2.61       $        2.74       $        2.41
     Production taxes                                          .66                 .89                 .94
     Workovers                                                 .14                 .28                 .18
                                                     -------------       -------------       -------------

         Total direct operating costs                $        3.41       $        3.91       $        3.53
                                                     =============       =============       =============

     Depletion, depreciation and amortization        $        4.78       $        4.87       $        5.80
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

Non-Recurring Gains and Losses

         Non-recurring gains and losses added $39.7 million to income before taxes, minority interest and extraordinary item in 1997 while they reduced the 1998 loss by $2.2 million. Gains on sales of equity interests in investees during 1997 included a $13.0 million gain on the sale of Cairn stock and a $19.8 million gain related to the exchange of the Company's equity interests in international subsidiaries for a 15.9 percent ownership in the initial public offering of SOCI plc. Gains on sales of properties of $3.3 million in 1998 and $8.7 million in 1997 were the result of the Company's ongoing plan to divest non-strategic assets. The most significant items in 1998 were a $3.1 million gain on the exchange of non-strategic South Texas properties for the expansion of a core area in the Rocky Mountains and a $5.5 million impairment of two Gulf of Mexico properties. In 1997, the most significant items were the sales of two non-core properties in the Gulf of Mexico for a $5.1 million gain and impairments of $7.3 million. The impairments in 1998 related primarily to well performance and 1997 were primarily attributable to the decline in oil prices and only impacted the carrying value of certain oil properties. The Company utilizes the five year NYMEX strip prices for impairment tests.

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

                                         Excluding Patina                        Consolidated
                                      ----------------------    Increase    ---------------------    Increase
                                         1997         1996     (Decrease)      1997         1996    (Decrease)
                                      ---------    ---------                ---------   ---------
Oil and gas sales (in thousands)      $ 133,851    $ 107,143       25%      $ 207,216   $ 189,327        9%
Production margin (in thousands)      $  98,835    $  72,025       37%      $ 158,693   $ 139,689       14%
Daily production:
     Oil (Bbls)                           5,617        6,000       (6%)         9,561      10,611      (10%)
     Gas (Mcf)                          113,361       87,139       30%        168,873     152,570       11%
     Equivalent barrels (BOE)            24,510       20,525       19%         37,707      36,040        5%
Average Prices:
     Oil ($/Bbl)                      $   18.24    $   20.34      (10%)     $   18.88   $   20.39       (7%)
     Gas ($/Mcf)                      $    2.33    $    1.96       19%      $    2.29   $    1.97       16%
     Equivalent barrel ($/BOE)        $   14.96    $   14.26        5%      $   15.06   $   14.35        5%
DD&A per BOE                          $    4.87    $    5.29      (10%)     $    5.80   $    6.41      (10%)

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

         Production margin (oil and gas sales less direct operating expenses) for 1997, excluding Patina, increased 37 percent compared to 1996 as direct operating expenses decreased in spite of the significant increase in production. This is primarily due to the sale of non-core properties which had high operating costs, increased production in the Gulf of Mexico which has much lower operating costs per barrel of oil equivalent produced, and an increased emphasis on operating efficiencies. Operating costs per barrel of oil equivalent, excluding Patina, were $3.91 compared to $4.67 in 1996.

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

         The Company has deferred capital expenditures on oil properties due to low oil prices unless required for lease maintenance, safety or regulatory compliance reasons.

         Marginal oil production that is currently shut-in due to low oil prices would begin to be put back on production at NYMEX oil prices ranging from $14.00 to $15.00 per barrel. There are approximately 18 wells shut-in with gross daily production of 125 barrels of oil equivalent per day. The Company has an average working interest of approximately 70 percent in these wells.

         The Company periodically reviews its oil and gas assets and identifies that certain properties are candidates for its ongoing disposition program to rationalize the Company's asset base. The disposition properties typically are mature fields or properties with low operating margins, limited or no future growth potential or ability to enhance production, may be administratively complex and are considered to be non-strategic with regard to the Company's future activities. The Company received $4.7 million during 1998 and $10.7 million during 1997 in proceeds from sales of properties which were used primarily to fund development expenditures. None of the sales were individually significant. Subsequent to year end, the Company sold its interest in the Piceance Basin and the associated gathering facility for $28.8 million, resulting in an estimated gain of $500,000.

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

Liquidity

         At December 31, 1998, the Company had $6.1 million of cash and cash equivalents on hand, $17.2 million unrestricted marketable securities and $39.0 million of outstanding senior debt compared to $89.4 million of cash and cash equivalents on hand and $96.1 million of unrestricted marketable securities at December 31, 1997. The Company's ratio of current assets to current liabilities was .49 at December 31, 1998, down from 1.98 at December 31, 1997 due to the redeployment of cash for exploration and development projects.

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

                                                                          Average Prices
                                                         ----------------------------------------------
                                                          Crude Oil
                                                             and              Natural       Equivalent
                                                           Liquids              Gas           Barrels
                                                         ----------         ----------      ----------
                                                          (Per Bbl)          (Per Mcf)       (Per BOE)
                        Annual
                        ------
                          1998                           $  11.02           $  2.00         $  11.81
                          1997                              18.88              2.29            15.06
                          1996                              20.39              1.97            14.35
                          1995                              16.96              1.35            11.00
                          1994                              14.80              1.67            11.82

                        Quarterly
                        ---------
                         1998
                         ----
                         First                           $  13.07           $  2.19         $  13.13
                         Second                             11.10              2.02            11.97
                         Third                              10.31              1.89            11.14
                         Fourth                              9.65              1.92            11.21

                         1997
                         ----
                         First                            $ 21.18            $ 2.83          $ 18.10
                         Second                             18.33              1.85            13.09
                         Third                              18.09              1.97            13.38
                         Fourth                             16.86              2.65            16.09

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

          The Company has also undertaken to monitor the compliance efforts of suppliers, contractors and other third parties with whom it does business and whose computer-based systems and/or embedded technology equipment interface with those of the Company to ensure that operations will not be adversely affected by the Year 2000 compliance problems of others. The Company sent Year 2000 readiness questionnaires to its significant vendors, suppliers and contractors in the fourth quarter of 1998 and sent second requests in the first quarter of 1999. To date, the Company has received no responses to its questionnaires. The Company intends to continue to prompt its vendors, suppliers and contractors for specific information on their Year 2000 readiness. Additionally, the Company has taken steps to ascertain the readiness of its vendors, suppliers and contractors through their public disclosures, such as reports filed with the Securities and Exchange Commission. According to these public disclosures, the management of all of the Company's significant vendors, suppliers and contractors expect to be Year 2000 compliant prior to year end. There can be no assurance that there will not be an adverse effect on the Company if vendors, suppliers, customers, state and federal governmental authorities and other third parties do not convert their respective systems in a timely manner and in a way that is compatible with the Company's information systems and embedded technology equipment. However, management believes that ongoing communication with and assessment of the compliance efforts and status of these third parties will minimize these risks.

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

          At December 31, 1998, the Company's fixed-rate debt had a book value of $173.8 million and a fair market value of $171.1 million. The fixed-rate debt will mature June 15, 2007 and the floating-rate debt will mature December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Reference is made to the Index to Consolidated Financial Statements on page 32 for the Company's consolidated financial statements and notes thereto. Quarterly financial data for the Company is presented on page 20 of this Form 10-K. Supplementary schedules for the Company have been omitted as not required or not applicable because the information required to be presented is included in the financial statements and related notes.


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

                                              SNYDER OIL CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands except per share data)

                                                                                  Year Ended December 31,
                                                                       --------------------------------------------
                                                                          1998             1997            1996
                                                                       -----------     -----------      -----------
Revenues
   Oil and gas sales                                                   $  133,204      $   207,216      $   189,327
   Gas transportation, processing and marketing                             4,624            7,004           17,655
   Gains on sales of equity interests in investees                         -                32,800           69,343
   Gains on sales of properties                                             3,267            8,708            8,786
                                                                       ----------      -----------      -----------
                                                                          141,095          255,728          285,111
                                                                       ----------      -----------      -----------
Expenses
   Direct operating                                                        38,492           48,523           49,638
   Cost of gas and transportation                                           3,348            6,692           15,020
   Exploration                                                             48,303           17,046            4,232
   General and administrative                                              16,440           20,363           17,143
   Financing costs, net                                                    13,350           23,029           22,923
   Other expense (income)                                                    (235)             935           (1,327)
   (Gain) loss on sale of subsidiary interest                              -                (5,437)          15,481
   Depletion, depreciation and amortization                                53,950           79,862           84,547
   Property impairments                                                     5,497            7,275            2,753
                                                                       ----------      -----------      -----------

Income (loss) before income taxes, minority interest
   and extraordinary item                                                 (38,050)          57,440           74,701
                                                                       -----------     -----------      -----------

Provision (benefit) for income taxes
   Current                                                                 -                   975               33
   Deferred                                                               (13,317)          16,881            4,313
                                                                       -----------     -----------      -----------
                                                                          (13,317)          17,856            4,346
                                                                       -----------     -----------      -----------

Minority interest in subsidiaries                                          -                 4,119            7,405
                                                                       ----------      -----------      -----------

Income (loss) before extraordinary item                                   (24,733)          35,465           62,950

Extraordinary item - loss on early extinguishment of debt,
   net of income tax benefit of $1,533                                     -                 2,848            -
                                                                       ----------      -----------      -----------

Net income (loss)                                                         (24,733)          32,617           62,950
                                                                       -----------     -----------      -----------

Preferred dividends                                                        -                 5,978            6,210
                                                                       ----------      -----------      -----------

Income (loss) applicable to common                                     $  (24,733)     $    26,639      $    56,740
                                                                       ===========     ===========      ===========

Income (loss) per common share before extraordinary item               $    (.74)      $       .96      $      1.81
                                                                       ==========      ===========      ===========

Net income (loss) per common share                                     $    (.74)      $       .87      $      1.81
                                                                       ==========      ===========      ===========

Income (loss) per common share before extraordinary
   item - assuming dilution                                            $    (.74)      $       .95      $      1.72
                                                                       ==========      ===========      ===========

Net income (loss) per common share - assuming dilution                 $    (.74)      $       .86      $      1.72
                                                                       ==========      ===========      ===========

Weighted average shares outstanding                                        33,416           30,588           31,308
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


                                               SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                                STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                     Total         Unrealized       Common                  Capital in
                                  Stockholders'  Gains (Losses)   Stock Held    Retained    Excess of    Common    Preferred
                                    Equity       on Investments   in Treasury   Earnings    Par Value    Stock       Stock
                                 -------------   --------------   -----------   ---------   ----------   ------    ---------

Balance, December 31, 1995       $  235,368         $    591       $  (2,457)   $(29,001)    $ 265,911   $  314     $   10

  Net income                         62,950             -               -         62,950          -         -          -

  Other comprehensive income,
    net of tax
    Unrealized gain on investments   11,330           11,330            -           -             -         -          -
                                  ----------
  Comprehensive income (1)           74,280
                                  ----------
  Issuance of 267,000 shares for
    common stock grants and
    exercise of stock options         2,924             -               (258)       -            3,179        3        -

  Issuance of 399,000 shares
    of common                         3,693             -               -           -            3,689        4        -

  Repurchase of 640,000 shares
    of common                        (7,044)            -               (795)       -           (6,243)      (6)       -

  Repurchase of 1,000 shares
    of preferred                       (142)            -               -           -             (142)     -          -

  Dividends                         (14,411)            -               -         (8,238)       (6,173)     -          -
                                  ---------        ---------       ---------    --------      --------   ------     ------

Balance, December 31, 1996          294,668           11,921          (3,510)     25,711       260,221      315         10

  Net income                         32,617             -               -         32,617          -         -          -

  Other comprehensive income,
    net of tax
    Unrealized gain on investments   13,431           13,431            -           -             -         -          -
                                   --------
  Comprehensive income (1)           46,048
                                   --------
  Issuance of 607,000 shares for
    common stock grants and
    exercise of stock options         2,957             -               -           -            2,951        6        -

  Conversion of subordinated
    notes into common shares             25             -               -           -               25      -          -

  Issuance of 530,000 shares held
    in treasury                       8,655             -              8,655        -             -         -          -

  Repurchase of 2,647,000 shares
    of common                       (45,606)            -            (45,606)       -             -         -          -

  Repurchase of 291,000 shares
    of preferred                    (30,102)            -               -         (1,049)      (29,050)     -           (3)

  Conversion of 743,000 shares of
    preferred to 3,632,000 shares
    of common                          -                -               -           -              (29)       36        (7)

  Dividends                         (12,889)            -               -        (12,889)         -         -         -
                                   --------       ----------      ----------    ----------   ---------    ------    ------

Balance, December 31, 1997          263,756           25,352         (40,461)     44,390       234,118       357      -

(Continued)


                                              SNYDER OIL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                          STOCKHOLDERS' EQUITY (CONTINUED)
                                                  (In thousands)
                                          Total         Unrealized       Common                  Capital in
                                       Stockholders'  Gains (Losses)   Stock Held    Retained    Excess of    Common    Preferred
                                         Equity       on Investments   in Treasury   Earnings    Par Value    Stock       Stock
                                      -------------   --------------   -----------   ---------   ----------   ------    ---------


Balance, December 31, 1997               263,756          25,352       (40,461)       44,390       234,118       357         -

  Net loss                               (24,733)           -             -          (24,733)         -          -           -

  Other comprehensive loss,
    net of tax
    Unrealized loss on investments       (77,405)       (77,405)          -             -             -          -           -
    Deferred tax valuation allowance     (23,353)       (23,353)          -             -             -          -           -
                                      ----------
  Comprehensive loss (1)                (125,491)
                                      ----------
  Issuance of 377,162 shares for
    common stock grants and
    exercise of stock options              4,622           -              -             -           4,618          4         -

  Repurchase of 341,917 shares
    of common                             (5,746)          -            (5,746)         -             -          -           -

  Dividends                               (8,687)          -              -           (8,687)         -          -           -
                                      ----------     ----------     ----------    ----------     ---------    ------     ------

Balance, December 31, 1998            $  128,454     $  (75,406)    $  (46,207)   $   10,970     $ 238,736    $  361     $   -
                                      ==========     ==========     ==========    ==========     =========    ======     ======

(1)      Represents total accumulated other comprehensive income or loss.

                                                       37


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

Oil and Gas Operations

         The Company utilizes the successful efforts method of accounting for its oil and gas properties. Consequently, leasehold costs are capitalized when incurred. Unproved properties are assessed periodically within specific geographic areas and impairments in value are charged to expense. During 1998, the Company did not provide for any such impairments. During 1997 and 1996, the Company provided unproved property impairments of $700,000 and $2.8 million, respectively. Exploratory expenses, including geological and geophysical expenses and delay rentals, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined to be unsuccessful. All exploratory costs are reclassified from operating expenses to investing activities for purposes of calculating cash flow from operations. Exploratory costs totaled $48.3 million in 1998, $17.0 million in 1997 and $4.2 million in 1996. For exploratory drilling costs where management is assessing the appropriateness of significant capital expenditures, amounts are capitalized pending finalization of spending plans. Other costs of drilling exploratory wells are capitalized pending determination within one year of whether they have discovered proved commercial reserves. Costs of productive wells, unsuccessful developmental wells and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining proved or proved developed reserves, as applicable. Gas is converted to equivalent barrels at the rate of six Mcf to one barrel. Amortization of capitalized costs is generally provided on a property-by-property basis. Estimated future abandonment costs (net of salvage values) are accrued at unit-of-production rates and taken into account in determining depletion, depreciation and amortization.

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

Revenue Recognition

         Revenues from the sale of crude oil and liquids produced are generally recognized upon the passage of title, net of royalties and net profits interests.

         Revenues from natural gas production are generally recorded using the sales method, net of royalties and net profits interests. Under this method, revenue is recognized based on the cash received rather than the proportionate share of gas produced. Gas imbalances at December 31, 1998 and 1997 were not significant.

Financial Instruments

         The following table sets forth the book value and estimated fair values of financial instruments:

                                                                   December 31,               December  31,
                                                                       1998                       1997
                                                            -------------------------    -----------------------
                                                                Book         Fair           Book         Fair
                                                                Value        Value          Value        Value
                                                            ------------  -----------    -----------  -----------

                                                                                (In thousands)

              Cash and equivalents                          $    6,171    $   6,171       $  89,443    $  89,443
              Investments                                       23,983       23,983         143,066      143,066
              Senior debt                                      (39,001)     (39,001)             (1)          (1)
              Subordinated notes                              (173,787)     171,063)       (173,635)    (178,063)
              Long-term commodity contracts                      -              576           -            7,318

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

Other

         All liquid investments with an original maturity of three months or less are considered to be cash equivalents. Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current classification.


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

         During the third quarter of 1998, the Company received $3.0 million cash for the exchange of its interest in the Cage Ranch Field in South Texas for interests in certain producing and non-producing properties in the Washakie
Basin of Wyoming and purchased a related property interest from a different third party for approximately $1.5 million, generating net cash of $1.5 million and resulting in a $3.1 million gain.

         Proved acquisitions during 1996 included $218.4 million related to the formation of Patina including the acquisition of Gerrity Oil & Gas Corporation. In October 1997, the Company sold its interest in Patina for approximately $127 million in cash and the elimination of approximately $170 million in debt.

(5)       INDEBTEDNESS

          The following indebtedness was outstanding on the respective dates:

                                                                       December 31,        December 31,
                                                                          1998                 1997
                                                                      ------------         ------------
                                                                               (In thousands)

          Subordinated notes                                           $   173,787          $  173,635
          Bank facility                                                     39,001                   1
                                                                       -----------          ----------
                                                                       $   212,788          $  173,636
                                                                       ===========          ==========

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

(6)      FEDERAL INCOME TAXES

         At December 31, 1998, the Company had no liability for foreign taxes. A reconciliation of the United States federal statutory rate to the Company's effective income tax rate for 1998, 1997 and 1996 follows:

                                                                        1998            1997          1996
                                                                     ---------       ---------      ----------


Federal statutory rate                                                     35%             35%             35%
Net change in valuation allowance                                       -                  (3%)           (29%)
Tax effect of cumulative earnings of subsidiary                         -                   1%           -
                                                                     ---------       ---------       ---------
Effective income tax rate                                                  35%             33%              6%
                                                                     =========       =========       =========

         For book purposes, the components of the net deferred tax asset and liability at December 31, 1998 and 1997, respectively, were:

                                                                          1998                         1997
                                                                       -----------                 -----------
                                                                                  (In thousands)
Deferred tax assets
     NOL and capital loss carryforwards                                $    35,769                 $    27,307
     AMT credit carryforwards                                                1,181                       1,401
     Production payment receivables                                          3,950                       5,557
     Reserves and other                                                      6,733                       6,031
     Unrealized investment losses                                              654                       -
                                                                       -----------                 -----------
                                                                            48,287                      40,296
                                                                       -----------                 -----------
    (Continued)

                                                        44



                                                                           1998                        1997
                                                                       -----------                 -----------
                                                                                  (In thousands)


Deferred tax liabilities
     Depreciable and depletable property                                   (24,934)                    (30,964)
     Investments and other                                                  -                          (25,884)
     Unrealized investment gains (losses)                                   -                          (15,097)
                                                                       -----------                 -----------
                                                                           (24,934)                    (71,945)
                                                                       -----------                 -----------

Deferred tax asset (liability)                                              23,353                     (31,649)
Valuation allowance                                                        (23,353)                     -
                                                                       -----------                 -----------

Net deferred tax liability                                             $    -                      $   (31,649)
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

         The valuation allowance noted above relates to the tax effect of the unrealized loss on marketable securities included in stockholders' equity.

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

         A total of ten million preferred shares, $.01 par value, have been authorized none of which are outstanding at December 31, 1998. In 1993, 4.1 million depositary shares (each representing a quarter interest in a share of $100 liquidation value stock) of six percent preferred stock were sold through an underwriting. The net proceeds were $99.3 million. During 1996, the Company repurchased 6,000 shares for $142,000. During 1997, the Company called the preferred stock for redemption. The preferred stock was convertible into common stock at $20.46 per share or the liquidation preference was $25.00 per depositary share, plus accrued and unpaid dividends. As a result of the call, 72 percent of the preferred shares were converted into 3.6 million shares of common stock. The remaining preferred shares were redeemed for $29.1 million before accrued dividends and a redemption premium. The Company paid $5.0 million and $6.2 million ($1.50 per six percent convertible depositary share per annum) in preferred dividends during 1997 and 1996, respectively. A $1.0 million redemption premium for the preferred shares is also included in the 1997 preferred dividend amount in the statement of operations.

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


                                       (In thousands except per share data)

                                                                 Income             Shares            Per-Share
                                                              ------------        -----------        -----------
       For the Year Ended December 31, 1998
       ------------------------------------
Loss applicable to common shareholders                        $   (24,733)             33,416        $     (.74)
                                                              ============        ===========        ===========


       For the Year Ended December 31, 1997
       ------------------------------------
Income before extraordinary item                              $    35,465
Preferred dividends                                                (5,978)
                                                              ------------

Income before extraordinary item
   available to common shareholders                           $    29,487              30,588        $       .96

Effect of Dilutive Securities
Stock options                                                                             513
                                                                                  -----------
Income before extraordinary item
   applicable to common-assuming dilution                     $    29,487              31,101        $       .95
                                                              ===========         ===========        ===========


       For the Year Ended December 31, 1996
       ------------------------------------
Income before extraordinary item                              $    62,950
Preferred dividends                                                (6,210)
                                                              ------------

Income available to common shareholders                       $    56,740              31,308        $      1.81

Effect of Dilutive Securities
Stock options                                                                             153
Convertible preferred stock                                         6,210               5,052
                                                              -----------         -----------

Income applicable to common-assuming dilution                 $    62,950              36,513        $      1.72
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

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (shares are in thousands):

                                          1998                      1997                      1996
                                   --------------------       -------------------     ----------------------
                                              Weighted-                 Weighted-                  Weighted-
                                               Average                   Average                    Average
                                              Exercise                  Exercise                   Exercise
                                   Shares       Price         Shares      Price       Shares         Price
                                   ------     --------        ------    ---------     ------       ---------

Outstanding at beginning
   of year                          2,327      $14.64           1,674     $12.72         1,711       $13.21
Granted                               881       17.72           1,013      16.82           519         9.50
Exercised                            (363)      18.71            (295)     11.27          (255)        6.69
Forfeited                            (261)      15.74             (65)     14.88          (301)       14.71
                                 ---------                  ----------                 --------
Outstanding at end of year          2,584       15.86           2,327      14.64         1,674        12.72
                                  ========                    ========                 ========

Options exercisable at
   year end                         1,181                       1,105                      772

Weighted-average fair
   value of options
   granted during
   the year                         $6.40                       $5.96                    $3.27

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                      Options Outstanding                               Options Exercisable
                       -------------------------------------------------------    -------------------------------
                                              Weighted-
                            Number             Average                                Number
         Range          Outstanding at        Remaining            Weighted-      Exercisable at     Weighted-
          of             December 31,      Contractual Life         Average        December 31,       Average
    Exercise Prices          1998             (in years)        Exercise Price        1998         Exercise Price
  -------------------  ---------------     ----------------   ----------------    --------------   --------------

  $ 6.00 to    9.75           317,000            2.4                $ 8.94               225,000       $ 8.75
   10.63 to   14.25           428,000            2.1                 13.73               374,000        13.85
   16.06 to   17.31           802,000            3.4                 16.25               290,000        16.16
   17.69 to   18.40           705,000            3.1                 17.81               230,000        18.07
   18.63 to   23.81           332,000            3.9                 20.13                62,000        19.99
                        -------------                                              -------------
  $ 6.00 to   23.81         2,584,000            3.0                $15.86             1,181,000       $14.59
                        -------------                                              -------------

(8)      DISCLOSURE OF SEGMENT FINANCIAL INFORMATION

         Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosure of certain information about operating segments and geographic areas of operation.

         The Company operates in three geographic areas: the Gulf of Mexico, the Rocky Mountains and northern Louisiana. All three areas are engaged in the production, development, acquisition and exploration of oil and gas properties. The accounting policies of the divisions are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its geographic segments based on profit or loss from operations before income taxes and does not allocate financing costs. The Company's divisions are managed separately because of the different strategies used in developing and producing oil and gas properties in different geographic regions. The only assets which relate to specific reporting segments are oil and gas properties and gas facilities. In addition to its three geographic segments, in 1997 the Company's interest in Patina was managed as a discrete entity and was evaluated separately from all other operating segments. Patina incurred separate financing costs and was evaluated based on net profit or loss from operations after financing costs.

         Revenues from one customer of the Rocky Mountain Division accounted for 32 percent of the Company's consolidated revenues, and revenues from one customer of the Gulf of Mexico Division accounted for 33 percent of the Company's consolidated revenues.

                                                               December 31, 1998 Segment Disclosure
                                                    ----------------------------------------------------------

                                                      Gulf of         Rocky          Northern         Total
                                                      Mexico        Mountains        Louisiana       Segments
                                                    ----------     -----------      ----------      ----------

Oil and gas revenues                                $   63,421     $    58,794      $    4,657      $  126,872
Other revenues                                             953           5,129           3,185           9,267
Depletion, depreciation and amortization                33,576          14,892           2,438          50,906
Property impairments                                     5,497          -               -                5,497
Exploration expense                                     37,150           3,353           7,800          48,303
Segment profit/(loss)                                  (23,023)         17,210          (3,059)         (8,872)

Oil & gas properties and gas facilities, net           135,057         198,477          30,027         363,561
Capital expenditures                                    60,370          68,420          18,266         147,056

                                                        48


                                                               December 31, 1997 Segment Disclosure
                                                 -----------------------------------------------------------------
                                                    Gulf of       Rocky       Northern                     Total
                                                    Mexico      Mountains     Louisiana     Patina       Segments
                                                 ----------    ----------    ----------   ----------    ----------

Oil and gas revenues                             $   62,080    $   66,300    $    4,588   $   73,365    $  206,333
Other revenues                                        5,265         9,555         3,624          679        19,123
Depletion, depreciation and amortization             24,377        15,426         1,664       36,263        77,730
Property impairments                                  2,150         5,125        -            -              7,275
Exploration expense                                  12,470         2,191         2,264          121        17,046
Net financing costs                                  -             -             -            12,473        12,473
Segment profit                                       17,679        20,759         1,651        7,883        47,972

Oil & gas properties and gas facilities, net        113,832       149,679        17,805       -            281,316
Capital expenditures                                 40,568        39,092         4,866       11,989        96,515

         The following tables reconcile segment information to consolidated totals:

                                                                                          December 31,
                                                                                --------------------------------
                                                                                   1998                  1997
                                                                                ----------           -----------
Revenues
     Total revenues for reportable segments                                     $  126,872           $   206,333
     Revenue from marketing agreements,
        hedging and other                                                            6,332                   883
                                                                                ----------           -----------
     Total consolidated revenues                                                $  133,204           $   207,216
                                                                                ==========           ===========

Profit or (loss)
     Total segment profit/(loss)                                                $   (8,872)          $    47,972
     Other revenues                                                                  6,332                   883
     General and administrative expenses                                           (17,987)              (15,716)
     Net financing costs                                                           (13,350)              (10,556)
     Depletion, depreciation and amortization                                       (3,044)               (2,133)
     Gains on sales of investments                                                  -                     32,800
     Gain on sale of subsidiary interest                                            -                      5,437
     Other corporate expenses                                                       (1,129)               (1,247)
                                                                                -----------          ------------
     Income/(loss) before income taxes, minority
        interest and extraordinary item                                         $  (38,050)          $    57,440
                                                                                ===========          ===========

Assets
     Total assets for reportable segments                                       $  363,561           $   281,316
     Current assets                                                                 35,555               113,875
     Investments                                                                    23,983               143,066
     Other assets                                                                   10,838                 7,831
                                                                                ----------           -----------
     Total assets                                                               $  433,937           $   546,088
                                                                                ==========           ===========

Capital expenditures
     Total segment capital expenditures                                         $  147,056           $    96,515
     Corporate capital expenditures                                                  6,394                 2,193
                                                                                ----------           -----------
     Total consolidated capital expenditures                                    $  153,450           $    98,708
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
                                                   ===========         ===========        ===========

                                                        50


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                           Year Ended December 31, 1998
                                                  (In thousands)
                                                   Restricted          Unrestricted
                                                      Group             Subsidiary           Consolidated
                                                   ----------          ------------          ------------
Revenues                                           $ 141,082             $      13            $ 141,095
Expenses                                             179,143                     2              179,145
                                                   ---------             ---------            ---------
Income (loss) before taxes, minority interest
     and extraordinary item                          (38,061)                   11              (38,050)
Income taxes                                          13,317                 -                   13,317
                                                   ---------             ---------            ---------
Net income (loss)                                  $ (24,744)            $      11            $ (24,733)
                                                   =========             =========            =========

 (13)    COMMITMENTS AND CONTINGENCIES

         In September 1996, the Company and other interest owners in a lease in southern Texas were sued by the royalty owners in Texas state court in Brooks County, Texas. The Company's working interest in the lease is approximately 20 percent. The complaint alleges, among other things, that the defendants have failed to pay proper royalties under the lease, have unlawfully commingled production with production from other leases and have breached their duties to reasonably develop the lease. The plaintiffs also claim damages for fraud, trespass and similar matters, and demand actual and putative damages. Although the complaint does not specify the amount of damages claimed, plaintiffs have submitted calculations showing total damages against all owners in excess of $175.0 million. The Company and the other interest owners have filed an answer denying the claims and intend to contest the suit vigorously. Activity in the case has been stayed pending resolution of a variety of administrative motions in the matter.

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

         The Company has firm transportation commitments in the Gulf of Mexico which may exceed the Company's production capacity in the area over the next several years. The Company may incur demand charges in the $1.0 million range for the unused transportation commitments, however, the amount of production shortfall, if any, is subject to prices, weather, timing of operations and availability of equipment and services.

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

(14)     UNAUDITED SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION

         Independent petroleum consultants directly evaluated 84 percent, 87 percent, and 99 percent of proved reserves at December 31, 1998, 1997 and 1996, respectively, based on pretax present value assuming a ten percent discount rate with year end pricing and costs. All reserve estimates are based on economic and operating conditions at that time. Statement of Financial Accounting Standards No. 69 established the standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities based on year end prices, costs, statutory tax rates and a ten percent annual discount rate. Future net cash flows as of each year end were computed in accordance with this method by applying then current prices to estimated future production less estimated future expenditures (based on current costs) to be incurred in producing and developing the reserves.

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

         All reserves included in the tables below are located onshore in the United States or in the waters of the Gulf of Mexico. The first set of tables reflects the Company, excluding Patina, and the second set of tables shows consolidated Company totals. In October 1997, the Company sold its interest in Patina which represented 71,918 MBOE of proved reserves at December 31, 1996. Subsequent to year end the Company sold its interest in the Piceance Basin which represented 8,443 MBOE of proved reserves at December 31, 1998.


                                                                       Excluding Patina
                                                                  -----------------------------

Quantities of Proved Reserves -                                   Crude Oil         Natural Gas
                                                                  ---------         -----------
                                                                   (MBbl)             (MMcf)

Balance, December 31, 1996                                         18,022              308,977

          Revisions of previous estimates                            (266)              (6,649)
          Extensions, discoveries and additions                     1,790              100,874
          Production                                               (2,049)             (41,377)
          Purchases of reserves in place                               11                1,568
          Sales of reserves in place                                 (748)                (225)
                                                                ---------          -----------
Balance, December 31, 1997                                         16,760              363,168
                                                                ---------          -----------

          Revisions of previous estimates                            (211)              (5,066)
          Extensions, discoveries and additions                     3,171              148,378
          Production                                               (1,909)             (56,186)
          Purchases of reserves in place                            1,124               90,686
          Sales of reserves in place                                 (393)             (50,227)
                                                                ----------         ------------
Balance, December 31, 1998                                         18,542              490,753
                                                                =========          ===========

Proved Developed Reserves -                                     Crude Oil          Natural Gas
                                                                ---------          -----------
                                                                  (MBbl)             (MMcf)

December 31, 1996                                                  16,070              200,664
                                                                =========          ===========

December 31, 1997                                                  16,101              297,490
                                                                =========          ===========

December 31, 1998                                                  17,383              391,951
                                                                =========          ===========

                                                                      Excluding Patina
                                                               -------------------------------
                                                                    Year Ended December 31,
Changes in Standardized Measure of                             -------------------------------
   Discounted Future Net Cash Flows -                              1998               1997
                                                               -----------        ------------
                                                                       (In thousands)

Standardized measure of discounted future
   net cash flows, beginning of year                           $   291,818        $    438,656

Revisions:
         Net changes in prices and production costs                (79,926)           (284,824)
         Estimates of quantities                                    22,173               2,676
         Development costs incurred                                 (1,822)             (9,241)
         Accretion of discount                                      37,527              43,866
         Net changes in income taxes                                40,006              70,050
         Changes in production rates and other                     (28,541)            (31,871)
                                                               ------------       ------------

         Net revisions                                             (10,583)           (209,344)

Extensions, discoveries and additions                               85,899             142,209
Production                                                        (104,767)           (104,465)
Future development costs incurred                                   31,098              21,250
Purchases of reserves in place                                      65,919               2,374
Sales of reserves in place                                         (37,215)              1,138
                                                               ------------       ------------

Standardized measure of discounted future
   net cash flows, end of year                                 $   322,169        $    291,818
                                                               ===========        ============


                                                                                      Consolidated
                                                                               ---------------------------

Quantities of Proved Reserves -                                                Crude Oil       Natural Gas
                                                                               ---------       -----------
                                                                                (MBbl)           (MMcf)

Balance, December 31, 1995                                                        24,247           395,718

          Revisions of previous estimates                                          4,127            41,385
          Extensions, discoveries and additions                                    1,039            61,821
          Production                                                              (3,884)          (55,840)
          Purchases of reserves in place                                          16,725           225,335
          Sales of reserves in place                                              (1,757)          (62,783)
                                                                               ---------         ---------

Balance, December 31, 1996                                                        40,497           605,636

          Revisions of previous estimates                                         (3,829)          (34,334)
          Extensions, discoveries and additions                                    1,790           100,874
          Production                                                              (3,490)          (61,638)
          Purchases of reserves in place                                              11             1,568
          Sales of reserves in place                                             (18,219)         (248,938)
                                                                               ---------         ---------

Balance, December 31, 1997                                                        16,760           363,168

          Revisions of previous estimates                                           (211)           (5,066)
          Extensions, discoveries and additions                                    3,171           148,378
          Production                                                              (1,909)          (56,186)
          Purchases of reserves in place                                           1,124            90,686
          Sales of reserves in place                                                (393)          (50,227)
                                                                               ----------        ---------

Balance, December 31, 1998                                                        18,542           490,753
                                                                               =========         =========

         The  quantities of proved  reserves  above at December 31, 1996 include
5.8 MBbl and 77.1 MMcf related to the minority interest owners of Patina which was sold in October 1997.

                                                                                      Consolidated
                                                                               ---------------------------

Proved Developed Reserves -                                                    Crude Oil       Natural Gas
                                                                               ---------       -----------
                                                                                (MBbl)           (MMcf)

December 31, 1995                                                                 21,637           330,524
                                                                               =========         =========

December 31, 1996                                                                 31,869           443,441
                                                                               =========         =========

December 31, 1997                                                                 16,101           297,490
                                                                               =========         =========

December 31, 1998                                                                 17,383           391,951
                                                                               =========         =========



                                                                                           Consolidated
                                                                                           December 31,
Standardized Measure of Discounted Future                                        ------------------------------
   Net Cash Flows -                                                                  1998                1997
                                                                                  -----------        -----------
                                                                                          (In thousands)

Future cash inflows                                                               $ 1,127,778        $ 1,016,597

Future costs:
          Production                                                                 (385,866)          (339,147)
          Development                                                                 (78,424)           (64,237)
                                                                                  ------------       -----------

Future net cash flows before income taxes                                             663,488            613,213

Undiscounted future income taxes                                                     (106,132)          (148,049)
                                                                                  ------------       -----------

Future net cash flows                                                                 557,356            465,164

10 percent discount factor                                                           (235,187)          (173,346)
                                                                                  ------------       -----------

Standardized measure of discounted future net cash flows                          $   322,169        $   291,818
                                                                                  ===========        ===========


                                                                                 Consolidated
                                                                    -------------------------------------
                                                                            Year Ended December 31,
Changes in Standardized Measure of Discounted Future           --------------------------------------------------
   Net Cash Flows -                                                1998              1997                1996
                                                               ------------      ------------        ------------
                                                                                (In thousands)

Standardized measure of discounted future
   net cash flows, beginning of year                           $   291,818        $   938,592        $   331,106

Revisions:
         Net change in prices and production costs                 (79,926)          (609,467)           528,525
         Estimates of quantities                                    22,173              2,676             10,915
         Development costs incurred                                 (1,822)            (9,241)           (13,027)
         Accretion of discount                                      37,527             81,361  (a)        46,045   (b)
         Net change in income taxes                                 40,006            230,075           (242,536)
         Change in production rates and other                      (28,541)           (31,871)            11,052
                                                               ------------       -----------        -----------

         Net revisions                                             (10,583)          (336,467)           340,974

Extensions, discoveries and additions                               85,899            142,209            111,797
Production                                                        (104,767)          (164,330)          (146,257)
Future development costs incurred                                   31,098             21,250             18,400
Purchases of reserves in place                                      65,919              2,374            330,225   (b)
Sales of reserves in place                                         (37,215)          (311,810) (a)       (47,653)
                                                               -----------        -----------        -----------

Standardized measure of discounted future
   net cash flows, end of year                                 $   322,169        $   291,818        $   938,592
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

                                                       55

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

      10.2.1    -  Amendment dated  May 20, 1992 to  the Registrant's 1990 Stock
                   Plan for Non-Employee Directors - incorporated by reference from Exhibit 10.1.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended June 30, 1993 (File No. 1-10509).

      10.3      -  Registrant's Amended and Restated 1989 Stock Option Plan.

      10.4      -  Registrant's   Deferred   Compensation    Plan   for   Select
                   Employees, adopted effective June 1, 1994, as amended.

      10.5      -  Registrant's  Profit   Sharing  &  Savings  Plan and Trust as
                   amended and restated effective October 1, 1993 - incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended  September 30, 1993
                   (File No. 1-10509).

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

      10.8      -  Long-term   Retention   and   Incentive  Plan  and  Agreement
                   between the Registrant and Charles A. Brown - incorporated by reference from Exhibit 10.1.2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended June 30, 1993 (File
                   No. 1-10509).

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

      10.15     -  Employment  Agreement  effective  as  of  May 2, 1997 between
                   Registrant and William G. Hargett -- incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

      10.16     -  Indemnification  Agreement  dated  as  of May 2, 1997 between
                   Registrant and William G. Hargett -- incorporated by reference from Exhibit 2 to the Registrant's Current Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

      10.17     -  Severance  Agreement  dated  as  of  April 17,  1997  between
                   Registrant and Thomas J. Edelman -- incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K dated April 24, 1997 (File No. 1-10509).

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



/s/ John C. Snyder *                                              March 31, 1999
------------------------    Director and Chairman of the Board
John C. Snyder              (Principal Executive Officer)

/s/ William G. Hargett *                                          March 31, 1999
------------------------    Director, President and Chief
William G. Hargett          Operating Officer


/s/ Roger W. Brittain *                                           March 31, 1999
------------------------    Director
Roger W. Brittain


/s/ John A. Hill *                                                March 31, 1999
------------------------    Director
John A. Hill


/s/ B. J. Kellenberger *                                          March 31, 1999
------------------------    Director
B. J. Kellenberger


/s/ Harold R. Logan, Jr. *                                        March 31, 1999
------------------------    Director
Harold R. Logan, Jr.


/s/ James E. McCormick *                                          March 31, 1999
------------------------    Director
James E. McCormick


/s/ Edward T.  Story *                                            March 31, 1999
------------------------    Director
Edward T.  Story

/s/ Mark A. Jackson *                                             March 31, 1999
------------------------    Senior Vice President and Chief
Mark A. Jackson             Financial Officer (Principal Financial
                            and Accounting Officer)

* By: /s/John H. Karnes
     -------------------
      John H. Karnes
      Attorney-in-Fact