Form 10-K/A
period 1998-12-31
SNYDER OIL CORP
filed 1999-04-30
CIK 860713

================================================================================

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

(Mark one)                        FORM 10-K/A
                                 Amendment No. 2

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

           Securities registered pursuant to Section 12(b)of the Act:

                                             Name of each exchange
       Title of each class                    on which registered
 -------------------------------      -----------------------------------
           Common Stock                     New York Stock Exchange
 Preferred Stock Purchase Rights            New York Stock Exchange

           Securities registered pursuant to Section 12(g of the Act:
                                   None
                             (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X       No
                                               --------      -------
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [T]

        Aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 1999.........................$321,653,346

        Number of shares of common stock outstanding as of
         February 26, 1999............................................33,364,567

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         AMENDMENT NO. 2 TO FORM 10-K/A

         This Amendment No. 2 to Snyder Oil Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, supplies the information required by Part III of Form 10-K.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

         Set forth below is a list of the Registrant's directors, including their ages and certain information relating to their business experience.

         Roger W. Brittain (61), director since 1983, has been, since July 1997, a director of Corporate Finance, Investec Henderson Crosthwaite (formerly Guinness Mahon Corporate Finance) and, since March 1990, Mr. Britain has been Managing Director of Guinness Mahon Energy Services Limited, (now dormant) a subsidiary of Guinness Mahon & Co. Limited ("GM&Co.") formed to provide investment banking and consultant services to the oil and gas industry. He was a Director of GM&Co., a London merchant bank from 1994 to July 1997. From 1980 through October 1989, Mr. Brittain was Managing Director and from mid-1987 an Executive Director of TR Energy, an investment company making oil and gas investments principally in the United States. From 1977 to 1980, Mr. Brittain was a Director of Shaw Wallace & Co. Ltd., Calcutta, India. From 1967 to 1977, he was employed by Hill Samuel & Co. Ltd, William Brandts & Sons Ltd. and Edward Bates and Sons Ltd, (director), merchant banks in London. Prior to that time, Mr. Brittain was with Her Majesty's Diplomatic Service. Mr. Brittain serves on the Audit and Compensation Committees. Mr. Brittain also serves as a director of SOCO International plc, which is listed on the London Stock Exchange, and of Sen Hong Resources Holdings Limited (formerly Seaunion Holdings Limited), an oil and gas company listed on the Hong Kong Stock Exchange.

         William G. Hargett (49), President, Chief Operating Officer and a director, has been with the Company since April 1997. Prior to joining the Company, Mr. Hargett served as President of Greenhill Petroleum Corporation from 1994 to 1997, Amax Oil & Gas, Inc. from 1993 to 1994 and North Central Oil Corporation from 1988 to 1993. Mr. Hargett serves on the Executive Committee.

         John A. Hill (57), director since 1981, is Vice Chairman and Managing Director of First Reserve Corporation, an oil and gas investment management company. Prior to joining First Reserve, Mr. Hill was President, Chief Executive Officer and Director of Marsh & McLennan Asset Management Company, the money management subsidiary of Marsh & McLennan Companies, Inc. From 1979 to 1980, Mr. Hill served as President and Chief Executive Officer of Eberstadt Asset Management Company, the asset management division of F. Eberstadt & Co., Inc. Prior to 1976, Mr. Hill held several senior positions in the federal government including Deputy Administrator of the Federal Energy Administration from 1975 to 1976 and Deputy Associate Director of the Office of Management and Budget from 1973 to 1974. Mr. Hill received his Bachelors Degree in Economics from Southern Methodist University and pursued graduate studies there as a Woodrow Wilson Fellow. Mr. Hill is Vice Chairman and a trustee of the Putnam Funds in Boston and a director of Transmontaigne Oil Company, a refined products distribution company. Mr. Hill serves as Chairman of the Governance Committee and as a member of both the Compensation and the Executive Committees.

         William J. Johnson (64), director since 1994, is a private consultant for the oil and gas industry and is President and a director of JonLoc Inc., an oil and gas company of which he and his family are the sole shareholders. From 1991 to 1994, Mr. Johnson was President, Chief Operating Officer and a director of Apache Corporation. Previously, he was a director, President and Chief Executive Officer of Tex/Con Oil and Gas, where he served from 1989 to 1991. Prior thereto, Mr. Johnson served in various capacities with major oil companies, including director and President USA of BP Exploration Company, President of Standard Oil Production Company and Senior Vice President of The Standard Oil Company. Mr. Johnson received a Bachelor of Science degree in Petroleum Geology from Mississippi State University and completed the Advanced Management Course at the University of Houston. Mr. Johnson serves as a director of Tesoro Petroleum Corporation, an integrated petroleum company and J. Ray McDermott, a marine construction company. Mr. Johnson serves on the Audit, Compensation and Governance Committees.

         B. J. Kellenberger (73), director since 1989, is the founder and owner of Kelloil, Inc., which is engaged in exploration and production of oil and natural gas and secondary recovery of oil. In 1965, he founded Shenandoah Oil Corporation and served as President, Chief Executive Officer and Chairman of the Board until Shenandoah's voluntary liquidation in 1979. Mr. Kellenberger serves on the Executive Committee.

         Harold R. Logan, Jr. (54), director since 1997, is Executive Vice President/Finance and a director of TransMontaigne Inc., a holding company engaged in providing logistical services; i.e. the transportation, terminaling and marketing, to the manufacturers and end-users of refined petroleum products. Mr. Logan is also a director of Suburban Propane Partners, L.P. and a director of Union Bank Shares, Ltd., Denver, Colorado. Previously, from 1984 to 1994, Mr. Logan was Senior Vice President/Finance and a director of Associated Natural Gas Corporation. Prior to joining Associated Natural Gas Corporation, Mr. Logan was with Dillon, Read & Co. Inc. and Rothschild, Inc. Mr. Logan also serves as a director of Suburban Propane Partners, L.P. Mr. Logan serves as Chairman of the Audit Committee.

         James E. McCormick (71), director since 1992, served as President, Chief Operating Officer and a director of Oryx Energy Company from its inception in November 1988 until his retirement in March 1992. Prior to his service with Oryx, Mr. McCormick served from 1953 in a number of positions with the Sun organization, most recently serving as President, Chief Executive Officer and a director of Sun Exploration and Production Company. Mr. McCormick serves as a director of Lone Star Technologies, Inc., B. J. Services, Inc., an oilfield service company, TESCO Corporation, a manufacturer of oil field drilling systems, and is a Director of the Dallas National Bank. Mr. McCormick serves as Chairman on the Compensation Committee and is a member of the Governance Committee.

         John C. Snyder (57), Chairman and a director, founded a predecessor of the Company in 1978. From 1973 to 1977, Mr. Snyder was an independent oil operator in Texas and Oklahoma. Previously, he was a director and the Executive Vice President of May Petroleum Inc. where he served from 1971 to 1973. From 1969 to 1971, Mr. Snyder was with Canadian-American Resources Fund, Inc., which he founded. From 1964 to 1966, Mr. Snyder was employed by Humble Oil and Refining Company (currently Exxon Co., USA) as a petroleum engineer. He received his Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma and his Masters Degree in Business Administration from the Harvard University Graduate School of Business Administration. In 1995, Mr. Snyder was named Wildcatter of the Year by the Independent Petroleum Association of Mountain States. Mr. Snyder is a director of SOCO International plc, an international oil and gas company listed on the London Stock Exchange; a director of the Community Enrichment center of Fort Worth; a director of Texas Capital Bancshares, Inc.; and is a member of the National Petroleum Council. Mr. Snyder serves as the Chairman of the Executive Committee.

         Edward T. Story (55), director since 1996, is President of SOCO International plc, an independent international oil and gas company traded on the London Stock Exchange. From 1991 until the formation of SOCO International plc in 1997 through the consolidation of international interests of the Company and various third parties, Mr. Story was Vice President -- International of the Company and President of SOCO International, Inc. From 1990 to 1991, Mr. Story was Chairman of the Board of a jointly-owned Thai/US company, Thaitex Petroleum Company. Mr. Story was co-founder, Vice Chairman of the Board and Chief Financial Officer of Conquest Exploration Company from 1981 to 1990. He served as Vice President, Finance and Chief Financial Officer of Superior Oil Company from 1979 to 1981. Mr. Story held the positions of Exploration and Production Controller and Refining Controller with Exxon USA from 1975 to 1979. He held various positions in Esso Standard's international companies from 1966 to 1975. Mr. Story serves as a director of Cairn Energy plc, an independent international oil and gas company traded on the London Stock Exchange, First BanksAmerica, Inc., a bank holding company listed on the New York Stock Exchange, Hallwood Realty Corporation, the general partner of Hallwood Realty Partners, L.P., an American Stock Exchange-listed real estate limited partnership, and Sen Hong Resources Limited, an oil and gas company listed on the Hong Kong Stock Exchange. Mr. Story serves on the Audit Committee.

Executive Officers

         Set forth below is a list of the Registrant's executive officers, including their ages and certain information relating to their business experience. Information concerning John C. Snyder, Chief Executive Officer, and William G. Hargett, President and Chief Operating Officer, is incorporated by reference from above.

         John C. Snyder (57), Chairman of the Board and Chief Executive Officer
          - See above.

         William G. Hargett (49), President and Chief Operating Officer
          - See above.

         Charles A. Brown (51), Senior Vice President -- Rocky Mountain Region, joined the Company in 1987. He was a petroleum engineering consultant from 1986 to 1987. He served as President of CBW Services, Inc., a petroleum engineering consulting firm, from 1979 to 1986 and was employed by Kansas Nebraska Natural Gas Company from 1971 to 1979 and Amerada Hess Corporation from 1969 to 1971. Mr. Brown received his Bachelor of Science degree in Petroleum Engineering from the Colorado School of Mines.

         Steven M. Burr (42), Vice President -- Engineering and Planning, joined the Company in 1987. From 1982 to 1987, he was a Vice President with the petroleum engineering consulting firm of Netherland, Sewell & Associates, Inc. From 1978 to 1982, Mr. Burr was employed by Exxon Company, USA in the Production Department. Mr. Burr received his Bachelor of Science degree in Civil Engineering from Tulane University and attended the Program for Management Development at the Graduate Business School of Harvard University..

         Mark A. Jackson (43), Senior Vice President and Chief Financial Officer, joined the Company in August, 1997. Prior to joining the Company, Mr. Jackson served in various executive capacities at Apache Corporation including Vice President and Controller from 1988, Vice President, Finance from 1994 and Chief Financial Officer from 1996. From 1984 until 1988, Mr. Jackson served as Assistant Controller of Diamond Shamrock and Maxus Energy Company. Mr. Jackson began his career with the certified public accounting firm of Ernst & Ernst, specializing in the oil and gas industry. Mr. Jackson received his Bachelor of Science degree in Accounting from Oklahoma Christian University.

         John H. Karnes (37), Vice President -- General Counsel and Secretary, joined the Company in 1998. Mr. Karnes served as Senior Vice President of FIRSTPLUS Financial Group, Inc., a specialty consumer lending company, from January to June of 1998. He was Vice President and General Counsel of Pillowtex Corporation, a home textile manufacturer, throughout 1997, and of AMRE, Inc., a national franchising company, throughout 1996. From 1994 to 1995, he was Vice President and General Counsel of Pratt Hotel Corporation, a hotel management and gaming company. From 1991 to 1994 he served as Deputy General Counsel of Apache Corporation, an oil and gas exploration and production company. Prior to joining Apache, he was in private practice with the national law firm of Kirkland & Ellis, where he specialized in mergers and acquisitions.

         David M. Posner (45), Vice President -- Marketing, joined the Company in 1991. From 1980 to 1991 he held various positions with Ladd Petroleum Corporation (a subsidiary of the General Electric Company) including Vice President of Gas Gathering, Processing and Marketing. Mr. Posner received his Bachelor of Arts degree from Brown University and his Master of Science in Mineral Economics from the Colorado School of Mines.

         Roger B. Rice (54), Vice President -- Human Resources, joined the Company in 1997. From 1992 to 1997, Mr. Rice was Vice President Human Resources and Administration with Apache Corporation. From 1989 to 1992, he was Managing Consultant with Barton Raben, Inc., an executive search and consulting firm specializing in the energy industry. Previously, Mr. Rice was Vice President Administration for The Superior Oil Company and held various management positions with Shell Oil Company. He earned his Bachelor of Arts degree and Masters degree in Business Administration from Texas Technological University.

         Jay H. Smith (52), Senior Vice President -- Southern Region. Joined the Company in February 1998. From 1993 until he joined the Company, Mr. Smith served as Executive Vice President of Sonat Exploration Company. From 1983 until 1993 Mr. Smith served in a variety of positions with BP Exploration and Sohio Petroleum Company, most recently as Chief of Staff, Western Hemisphere North. From 1981 to 1983, Mr. Smith was Vice President - Operations of Spectrum Oil and Gas Company. Mr. Smith began his career with Shell Oil Company in 1968. Mr. Smith received his Bachelor of Science degree from Syracuse University.

         John M. Thibeaux (49), Vice President -- Corporate Development, joined the Company in May of 1998. Before coming to the Company, Mr. Thibeaux was with J.P. Morgan from 1990 to 1998 where he served as Vice President of Engineering and Acquisitions. Most of his career was spent at Tenneco Oil Company where he held various positions, including Area Manager in the International Division, Planning Manager, Division Reservoir Engineer, Rocky Mountain Division, Reservoir Engineer, and Supervisor for Gulf Coast Division. Before joining Tenneco Oil, Mr. Thibeaux served in the U.S. Navy from 1973 to 1976, where he acquired the rank of Lieutenant JG and was a Petroleum Engineer for the Naval Petroleum Reserves. Mr. Thibeaux started his career with Atlantic Richfield Company in 1972, where he spent a year as a Production Engineer. His educational background includes a Bachelor of Science degree in Petroleum Engineering from University of Southwestern Louisiana received in 1972, and a Masters of Business Administration degree from University of Houston, received in 1985.

         Rodney L. Waller (49), Vice President -- Treasurer, joined the Company in 1977 as an officer. Since that time, Mr. Waller has performed various corporate, operational and finance functions. Previously, Mr. Waller was employed by Arthur Andersen & Co. Mr. Waller received his Bachelor of Arts degree from Harding University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten percent of the Company's stock to file initial reports of ownership and reports of changes of ownership with the SEC and the New York Stock Exchange. Copies of such reports are required to be furnished to the Company. Based solely on a review of such forms furnished to the Company and certain written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

         Shown below is information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996 of those persons who were at December 31, 1998 the chief executive officer and the other four most highly compensated executive officers of the Company (the "Named Officers").

                                    SUMMARY COMPENSATION TABLE (a)
                                                                             Long-Term
                                                                            ------------
                                               Annual Compensation          Compensation
                                               -------------------          ------------
                                                                                Stock
                                                                               Option           All
   Name and Position           Year            Salary        Bonus (b)         Awards (c)     Other (d)
-----------------------      --------      -------------   ------------      -------------  -------------
John C. Snyder                  1998          $414,164       $180,000            80,000        $42,006
Chairman and Chief              1997           384,984        200,000            77,000         42,874
   Executive Officer            1996           381,652        400,000            48,700         41,179

William G. Hargett              1998           345,824        150,000            65,000         42,006
President  and Chief            1997           215,615        150,000           200,000         24,931
  Operating Officer             1996                --             --                --             --

Charles A. Brown                1998           226,922        150,000            20,400         42,006
Senior Vice President,          1997           183,333         85,000            17,500         42,874
   Rocky Mountain Region        1996           174,167         30,000            13,600         41,179

Mark A. Jackson                 1998           246,672        350,000            24,300         42,006
Senior Vice President,          1997            95,830         50,000            75,000         24,586
   Chief Financial Officer      1996                --             --                --             --

John H. Karnes                  1998           103,125        200,000            50,000         17,877
Vice President and              1997                --             --                --             --
   General Counsel              1996                --             --                --             --

(a) Excludes the cost to the Company of other compensation that, with respect to any Named Officer, does not exceed the lesser of $50,000 or 10% of the Named Officer's salary and bonus.

(b) Bonuses are paid in March of each year based on performance during the preceding year. Bonus amounts are included in the year preceding the year in which the bonus is paid.

(c) Stock options are generally granted in February of each year based in part on performance during the preceding year.

(d) Includes amounts accrued for the fiscal year for the Named Officers under the Company's Profit Sharing and Savings Plan and as matching contributions under the Company's Deferred Compensation Plan for Select Employees as follows:


                                     Profit Sharing Plan                   Deferred Compensation Plan
                                ------------------------------            -----------------------------
                                  1996       1997        1998               1996       1997       1998
                                -------    -------     -------            -------    -------    -------
         John C.  Snyder        $16,179    $17,874     $17,006            $25,000    $25,000    $25,000
         William G. Hargett          --         --      17,006                 --     24,931     25,000
         Charles A. Brown        16,179     17,874      17,006             25,000     25,000     25,000
         Mark A. Jackson             --         --      17,006                 --     24,586     25,000
         John H. Karnes              --         --          --                 --         --     17,877

Stock Options

         Shown below is information with respect to options to purchase common stock granted during 1998 to the Named Officers. No stock appreciation rights ("SARs") were granted during 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Percentage                                  Potential Realizable Value
                                         of Total                                   at Assumed Annual Rates of
                            Options     Grants in      Exercise     Expiration     Stock Price Appreciation (b)
        Name              Granted (a)      Year          Price         Date             5%              10%
-----------------         -----------      ----        -----------  ----------      ----------      ----------
John C. Snyder                80,000        9.26        $17.6875       2/17/03        $390,936        $863,872
William G. Hargett            65,000        7.52        $17.6875       2/17/03         317,636         701,896
Charles A. Brown              20,400        2.36        $17.6875       2/17/03          99,689         220,287
Mark A. Jackson               25,300        2.93        $17.6875       2/17/03         123,634         273,200
John H. Karnes                50,000        5.79        $19.8750       7/20/03         274,555         606,695

(a) All options were awarded under the Snyder Oil Corporation Restated 1989 Stock Option Plan. Options awarded during 1998 must become exercisable as follows: one year after grant: 20%; two years after grant:
        30%; and three years after grant: 40%.

 (b) The assumed annual rates of stock price appreciation used in showing the potential realizable value of stock option grants are prescribed by rules of the Securities and Exchange Commission (the "SEC"). The actual realized value of the options may be significantly greater or less than the amounts shown. For options granted during 1998 at an exercise price of $17.6875, the values shown for 5% and 10% appreciation equate to a stock price of $22.5742 and $28.4859, respectively, at the expiration date of the options.

                                      5



                         AGGREGATED OPTION/SAR EXERCISES
               IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES
                                                                                               Value of
                                                         Number of Unexercised           Unexercised In-the-Money
                                                       Options/SARS YearEnd 1998       Options/SARS at Year End 1998
                       Shares Acquired     Value      --------------------------      ------------------------------
     Name                on Exercise     Realized     Exercisable  Unexercisable      Exercisable     Unexercisable
------------------     ---------------- ---------     -----------  -------------      -----------     -------------
-----------              -------------
John C. Snyder             46,000        $218,500        148,920         153,380        $586,373       $603,934
William G. Hargett             --              --         60,000         205,000              --             --
Charles A. Brown               --              --         68,610          38,090         270,152        149,979
Mark A. Jackson            20,000         201,250         22,500          97,800              --        134,375
John H. Karnes                 --              --             --          50,000              --             --

Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors has furnished the following report on executive compensation:

         The Compensation Committee of the Board of Directors, which is composed of independent members of the Board, establishes the general compensation policies of the Company, establishes the compensation plans and compensation levels for officers and certain other key employees, and administers the Company's stock option plan and deferred compensation plan. In establishing compensation levels, the Committee establishes the specific compensation of Messrs. Snyder and Hargett. For other officers and key employees, the Committee establishes compensation ranges for each position and reviews management's compensation recommendations within the prescribed ranges.

         The Committee believes that the cash compensation of executive officers, as well as other key employees, should be competitive with other companies while, within the Company, being fair and correlative to the level of each individual's personal performance. Annual awards of stock options are intended both to retain executives and to motivate them to improve long-term stock market performance.

         Total cash compensation (base salary plus "expected bonus") for Mr. Snyder and the Company's other executives during 1998 was targeted at the median level for executives having similar responsibilities within the Company's 30-company peer group. This peer group was established in 1997 as part of an executive compensation analysis performed by independent consultants. The peer group is intended to be representative of the companies against which the Company competes for its personnel requirements. Actual cash compensation for 1998 was set within the ranges indicated by this survey and other more general salary surveys based upon the individual's responsibilities and performance. Targeting cash compensation at the peer-group median is intended to induce Company executives to make extraordinary personal contributions in order to maximize their incentive bonus awards, thereby creating a strong relationship between company performance and compensation level.

         During 1998, Mr. Snyder's base salary was increased $20,000, or approximately 5%. Generally, changes in Mr. Snyder's compensation are not based on any particular measure of performance, but are determined subjectively by the Committee based on corporate performance, salaries of chief executive officers of comparable companies and other factors considered applicable by the Committee.

         Mr. Snyder's bonus is based primarily on company performance. The Committee has not established any particular formula or singled out particular factors as more important than others. The Committee considers various factors, including growth in reserves, net income and cash flow, as well as performance of the Company's common stock. The Committee also considers other matters, such as the extent to which these factors were influenced by management decisions during the year and steps taken by management to position the Company for future growth. Based on these and other considerations, the Committee awarded Mr. Snyder a bonus of $180,000 for 1998. Factors considered heavily in determining Mr. Snyder's 1998 bonus included the Company's continued reserve growth and commendable financial performance during a period of record-setting low commodity prices, as well as Mr. Snyder's leadership and personal time commitment involved in facilitating the Company's pending merger with Santa Fe Energy Resources, Inc.

         Bonuses for other officers and key employees are influenced by Company performance, but are determined primarily based on senior management's assessment of performance of the executive's duties and success in attaining specific performance goals which are directed toward improving operating unit and Company performance. In 1998, the Committee awarded exceptional incentive bonuses to two senior executives in consideration of their extraordinary personal contributions leading up to the merger with Santa Fe Energy Resources Inc.

         In addition to the foregoing cash compensation, the Committee also awarded Mr. Snyder and other executives stock options during 1998 to retain and motivate management to improve the Company's long-term stock market performance. Options were granted at the prevailing market price and will have value only if the price of the Company's common stock increases. Options granted have a term of five years and vest 30% after one year, an additional 30% after two years and are fully vested after three years, subject to the grantee's continued employment. The Committee determined the number of options granted during the year based on a formula under which the number of options granted is equal to a percentage, which varies with the degree to which an individual's responsibilities might affect the long-term price of the Company's stock, of the individual's base salary.

         Mr. Snyder and other executives also participate in a deferred compensation plan as a means to provide additional incentives for management to remain in the employ of the Company. Under the Plan, key employees selected by the Committee are permitted the defer a portion of their compensation for periods determined by them or until their employment by the Company ceases. The Committee also determines annually the matching contribution to be made by the Company and may, in addition, authorize additional Company contributions to be made on behalf of designated individuals. Company matching contributions vest over three years through December 31, 1996 and four years thereafter, and additional Company contributions vest over the period determined by the Committee. The Committee determined that Company contributions during 1998 would match each participant's contribution up to 10% of the participant's salary and would equal one-third of the participant's contributions in excess of such amount, subject to a maximum Company contribution of $25,000 for any participant.

                                            COMPENSATION COMMITTEE

                                            James E. McCormick,  Chairman
                                            Roger W. Brittain
                                            John A. Hill
                                            William J.  Johnson

Shareholder Return Performance Presentation

         Set forth below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's common stock against the total return of the Dow Jones Equity Market Index and the Dow Jones Secondary Oils Index for the calendar years 1994 through 1998. None of the companies on the Dow Jones Secondary Oils Index is included in the companies surveyed as to compensation levels by the independent consultants advising the Compensation Committee of the Board of Directors. The Index is composed of thirteen companies, all of which are significantly larger than the Company, selected by Dow Jones & Company, Inc. to represent non-major oil producers that generally do the bulk of their business domestically. The graph assumes that the value of the investment in the Company's common stock and each index was $100 on January 1, 1994 and that all dividends were reinvested. The closing sales prices of the Company's common stock on the last trading days of 1993 and 1998 were $ 17.75 and $ 13.3125, respectively.

Employment Agreements and Change in Control Arrangements

         In 1997, the Company and Mr. Hargett executed an employment agreement (the "Hargett Agreement") pursuant to which Mr. Hargett will serve as President and Chief Operating Officer of the Company, effective May 2, 1997. The Employment Agreement provides for (a) a minimum annual base salary of $325,000,
(b) a minimum bonus for 1997 in the amount of $90,278, (c) a $50,000 payment to cover Mr. Hargett's expenses for relocating to Fort Worth and (d) an initial grant of a five-year option (vesting over three years) to purchase 200,000 shares of Common Stock at a price per share equal to $16.25, the fair market value of a share of Common Stock on the day Mr. Hargett's employment commenced. The Employment Agreement has an initial four-year term, and unless either party terminates the Employment Agreement or provides notice that the term should not be extended, the term will be extended automatically for an additional one year period as of May 2 of each year (beginning on May 2, 1999). As a result, the Employment Agreement will generally have a remaining term of at least two years.

         If Mr. Hargett's employment is terminated by the Company without "cause" (as defined) or by Mr. Hargett because of a material breach of the Employment Agreement by the Company, a material reduction in his duties and responsibilities or the assignment to him of duties that are materially inconsistent with his positions with the Company, then (a) the Company will pay Mr. Hargett a lump sum equal to the aggregate base salary for the remaining term and (b) all stock options awarded to Mr. Hargett will become fully exercisable for a limited period of time. Mr. Hargett will also receive these termination benefits if he terminates his employment (i) for any reason whatsoever on or within 12 months after a "change in control" (as defined) or (ii) during the 60-day period commencing on May 2, 1999 because, in his judgment, and subject to the concurrence of the Compensation Committee, the scope of his authority within the Company is not appropriate. In addition, if any payment or distribution to Mr. Hargett, whether or not pursuant to the Employment Agreement, is subject to federal excise tax on "excess parachute payments," the Company is required to pay an additional amount so that Mr. Hargett receives, net of taxes, an amount sufficient to pay all such excise taxes.

         The Company has entered into Change of Control Severance Agreements with each of its officers (other than Mr. Hargett). Pursuant to these agreements, if within two years following a change of control (as defined) an officer's employment is terminated by the Company without "cause" (as defined) or by the officer because of a reduction in his compensation or entitlements to benefits or a significant reduction in his duties and responsibilities, then (a) the Company will pay to the officer a lump sum equal to two years' aggregate base salary and (b) all stock options awarded to the officer will become fully exercisable for a limited period of time. In addition, if any payment or distribution to the officer, whether or not pursuant to the agreement, is subject to federal excise tax on "excess parachute payments," the Company is required to pay an additional amount so that the officer receives, net of taxes, an amount sufficient to pay all such excise taxes.

         The Company has adopted the Snyder Oil Corporation Supplemental Executive Retirement Plan pursuant to which eligible participants receive fixed monthly retirement benefits upon retirement from the Company after reaching age
55. Participation in the plan is limited to a select group of management and highly-compensated employees identified as influential within the Company and selected to participate by the Board of Directors. The plan is a top-hat plan for purposes of the Employee Retirement Income Security Act of 1974 and is not designed to be qualified under to Section 401(a) of the Internal Revenue Code of 1986, as amended. The amount of benefits payable under the plan are discretionary based on the Board's perception of the value of each participant's contribution to the Company and the level of benefits provided by peer companies to comparably situated individuals. Benefits are not determined by reference to the participant's compensation or years of service. The Company funds its obligations to each participant into a grantor trust for the participant upon the participant reaching the age of 55. The only employee currently participating in the plan is John C. Snyder. Upon Mr. Snyder's retirement from the Company, Mr. Snyder will be entitled to monthly retirement benefits equal to $21,750 per month for life and his surviving spouse will be entitled to $14,507 for life. Although the adoption of the plan was not related to the Company's pending merger into Santa Fe Energy Resources, Inc., in light of the timing of the merger, the Company has agreed to indemnify Mr. Snyder for any excise tax under Section 4999 of the Internal Revenue Code of 1986 (and any interest, penalties and other amounts related thereto, including additional income and other taxes arising with respect to such indemnification) assessed against him relating to the payment of benefits under the plan as a result of the merger.

Director Compensation

         Non-employee directors of the Company receive an annual retainer, payable quarterly, of 2,000 shares of the Company's common stock. In addition, non-employee directors receive $2,000 for attendance at each Board of Directors meeting and $750 for attendance at each meeting of a committee of the Board of Directors. Non-employee directors also receive $750 for each telephone meeting in which they participate. Non-employee directors are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. Directors and members of committees of the Board of Directors who are employees of the Company or its affiliates are not compensated for their Board of Directors and committee activities. From time to time in the discretion of the Board, the Board may grant additional compensation to one or more non-employee directors.

         The Directors Stock Plan also provides that the Company will automatically grant to each non-employee director, on the date of his appointment, election, reappointment or reelection as a member of the Board of Directors, a stock option for 2,500 shares of common stock. The exercise price for all Director Options is the fair market value on the date of grant. The duration of each option is five years from the date of award, and each option vests as to 30% of the shares covered after one year, an additional 30% of the shares after two years, and all remaining shares three years after the date of grant.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT

         The following table provides information as to the beneficial ownership of common stock of the Company as of April 20, 1999, by each person who, to the knowledge of the Company, beneficially owned 5% or more of the common stock, each director of the Company, each executive officer named in the Summary Compensation Table and by all executive officers and directors of the Company as a group. No directors or executive officers of the Company beneficially owns any equity securities of the Company other than common stock. Unless indicated otherwise, the business address of each individual listed below is: c/o Snyder Oil Corporation, 777 Main Street, Fort Worth, Texas 76102.


                                                                      Common Stock
                                                           -----------------------------------
                                                           Number of                Percent of
                                                              Shares                   Class
                                                           Owned (a) (b)           Outstanding
                                                           -------------           -----------
John C. Snyder                                                1,932,897                5.7 %
Roger W. Brittain                                                35,285                  *
William G. Hargett                                              140,500                  *
John A. Hill                                                    108,454                  *
William J. Johnson                                               18,450                  *
B.J. Kellenberger                                                29,523                  *
Harold R. Logan, Jr.                                              5,550                  *
James E. McCormick                                               24,450                  *
Edward T. Story                                                 560,817                1.7
Charles A. Brown                                                 64,620                  *
Mark A. Jackson                                                  30,090                  *
John H. Karnes                                                       --                  *
All executive officers and
   directors as a group                                       3,242,000                 9.5

Schroder Capital Management  (c)                              1,829,200                 5.5
   787 Seventh Avenue
    New York, New York  10019-6090

The Crabbe Huson Group, Inc.  (d)                             1,793,850                 5.4
   121 SW Morrison, Suite 1400
   Portland, Oregon  97204




*     Less than 1%.

(a) The number of shares in the table includes 506,750 shares that the named executive officers and directors and 699,520 shares that all executive officers and directors as a group have the right to acquire within 60 days after March 19, 1999 including 167,500 for Mr. Snyder, 139,500 for Mr. Hargett and 59,050 for Mr.
      Story.

(b) Of the shares shown, beneficial ownership of 303,760 is disclaimed by Mr. Snyder and by all executive officers and directors as a group. To the knowledge of the Company, each person holds sole investment and voting power over the shares shown, except Mr. Snyder shares such powers with respect to 3,760 shares, Mr. Brittain shares such powers with respect to 1,750 shares, Mr. Hill shares investment power with respect to 37,006 shares and all officers and directors as a group share such powers with respect to 42,516 shares.

(c) The number of shares is based on information set forth in Schedule 13G dated February 8, 1999, by Schroder Capital Management Inc. Schroder Capital Management Inc. has sole voting power of 1,617,700 shares and sole dispositive power of 1,829,200 shares

(d) The number of shares is based on information set forth in Amendment No. 1 to the Schedule 13G dated February 12, 1999 by The Crabbe Huson Group, Inc. The shares are owned by clients of The Crabbe Huson Group with whom it shares voting and dispositive power.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May of 1997, Edward T. Story, a former executive of the Company and currently a director, issued notes to the Company with an aggregate principal amount of $590,500. The notes represented the exercise price of options issued to Mr. Story relating to 10% of the stock of each of the Company's two international subsidiaries. The notes initially were unsecured, bore interest at the rate of 1% per month and were due on April 10, 1998. In July of 1997, the interest rate on the notes was reduced to two percent over the Company's incremental cost of funds and Mr. Story collateralized the notes with 50,000 shares of common stock of the Company. In March of 1998, Mr. Story repaid all amounts outstanding under the notes, including $69,581 in accrued interest.

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

     3.1.3     -   Certificate of Amendment to Certificate of Incorporation of
                   Registrant filed May 24, 1993 -- incorporated by reference from Exhibit 3.1.5 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter-ended June 30, 1993 (File No.
                   1-10509).

     3.2       -   By-laws of the Registrant, as amended -- incorporated by
                   reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                   (File No.1-10509).

     4.1       -   Indenture dated as of June 10, 1997 between the Registrant and Texas Commerce Bank National Association relating to
                   Registrant's 8 3/4percent Senior Subordinated Notes due 2007
                   -- incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 10, 1997
                   (File No. 1-10509).

     4.1.1     -   First Supplemental Indenture dated as of June 10, 1997 to
                   Exhibit 4.1.5 -- incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated June 10,
                   1997 (File No. 1-10509).

     4.1.2     -   Second Supplemental Indenture dated as of June 10, 1997 to
                   Exhibit 4.1.5 -- incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 10,
                   1997 (File No. 1-10509).

     4.2       -   Rights Agreement, dated as of May 27, 1997, between the
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

     *4.3      -   Amendment Number 1 to Rights Agreement, dated as of January
                   13, 1999, between the Registrant and ChaseMellon Shareholder
                   Services, L.L.C., as Rights Agent.

     4.4       -   Form of Certificate of Designation of Junior Participating
                   Preferred Stock setting forth the terms of the Junior
                   Participating Preferred Stock, par value $.01 per share -- incorporated by reference from Exhibit A to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 2, 1997
                   (File No. 1-10509).

     10.1      -   Agreement and Plan of Merger, dated January 13, 1999, between
                   Registrant and Santa Fe Energy Resources Inc. -- incorporated by reference from Exhibit 2.1 to Santa Fe Energy Resources,
                   Inc.'s Registration Statement on Form S-4
                   (Registration No. 333-71595).

     10.2      -   Snyder Oil Corporation 1990 Stock Option Plan for
                   Non-Employee Directors -- incorporated by reference from
                   Exhibit 10.4 to the Registrant's Registration Statement on
                   Form S-4(Registration No. 33-33455).

     10.2.1    -   Amendment dated May 20, 1992 to the Registrant's 1990 Stock
                   Plan for Non-Employee Directors' incorporated by reference from Exhibit 10.1.1 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter-ended June 30, 1993 (File No.
                   1-10509).

     10.3      -   Registrant's Amended and Restated 1989 Stock Option Plan --
                   incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-10509).

     10.4      -   Registrant's Deferred Compensation Plan for Select Employees,
                   adopted effective June 1, 1994, as amended -- incorporated by reference from Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997
                   (File No. 1-10509).

     10.5      -   Registrant's Profit Sharing & Savings Plan and Trust as
                   amended and restated effective October 1, 1993 -- incorporated by reference from Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1993 (File No. 1-10509).

     10.6      -   Form of Indemnification Agreement-- incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-33455).

     10.7      -   Form of Change in Control Protection Agreement-- incorporated by reference from Exhibit 10.11 to the Registrant's
                   Registration Statement on Form S-1 (Registration
                   No. 33-43106).

     10.8      -   Long-term Retention and Incentive Plan and Agreement between the Registrant and Charles A. Brown -- incorporated by reference from Exhibit 10.1.2 to the Registrant's Quarterly
                   Report on Form 10-Q for the quarter-ended June 30, 1993 (File
                   No. 1-10509).

     10.9      -   Agreement dated as of April 30, 1993 between the Registrant and Edward T. Story -- incorporated by reference from Exhibit
                   10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-10509).

     10.10     -   Formation and Capitalization Agreement dated as of December
                   30, 1996 among Registrant, SOCO International, Inc., SOCO
                   International Holdings, Inc., SOCO International Operations,
                   Inc. and Edward T. Story-- incorporated by reference from
                   Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 1-10509).

     10.10.1   -   Promissory Note dated December 30, 1996 from Edward T.
                   Story payable to the order of SOCO International Holdings, Inc. -- incorporated by reference from Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 1-10509).

     10.10.2   -   Promissory Note dated December 30, 1996 from Edward T.
                   Story payable to the order of SOCO International Operations, Inc. -- incorporated by reference from Exhibit 10.9.2 to the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1996 (File No. 1-10509).

     10.10.3   -   Exchange   Agreement  dated  July  10,  1997  between  SOCO
                   International, Inc. and Edward T. Story, Jr. -- incorporated by reference from Exhibit 10.9.3 to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-10509).

     10.11     -   Amended and Restated Stock Repurchase Agreement dated as of
                   July 31, 1997 and amended and restated as of September 18, 1997 among the Registrant and Patina Oil & Gas Corporation-- incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-3 of Patina Oil & Gas
                   Corporation (Commission File No.  333-32671).

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

     10.12.5   -   Fifth Amendment dated as of November 1, 1996 to Fifth
                   Restated Credit Agreement -- incorporated by reference from
                   Exhibit 10.11.5 to the Registrant's Annual Report on Form
                   10-K for the year ended December 31, 1996 (File No. 1-10509).

     10.12.6   -   Sixth Amendment dated as of May 19, 1997 to Fifth Restated
                   Credit Agreement -- incorporated by reference from Exhibit
                   10.11.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-10509).

     10.12.7   -   Seventh Amendment dated as of October 13, 1997 to Fifth
                   Restated Credit Agreement -- incorporated by reference from
                   Exhibit 10.11.7 to the Registrant's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1997 (File No.
                   1-10509).

    *10.12.8   -   Eighth Amendment dated as of November 1, 1998 to Fifth
                   Restated Credit Agreement.

     10.13     -   Directors Deferral Plan for Independent Directors of the
                   Registrant-- incorporated by reference from Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-10509).

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

     #10.19    -   Form of Supplemental Executive Retirement Plan.

     #10.20    -   Form of Supplemental Executive Retirement Plan Agreement
                   between Snyder Oil Corporation and John C. Snyder.

     *12       -   Computation of Ratio of Earnings to Fixed Charges and Ratio
                   of Earnings to Combined Fixed Charges and Preferred Stock
                   Dividends.

     *22.1     -   Subsidiaries of the Registrant.

     #23.1     -   Opinion of Arthur Andersen LLP.

     *23.2     -   Consent of Netherland, Sewell & Associates, Inc.

     *27       -   Financial Data Schedule.

     *99.1     -   Reserve letter from Netherland, Sewell & Associates, Inc.
                   dated February 3, 1999 to the Registrant interest as of December 31, 1998.

      (b) Current reports on Form 8-K filed during the quarter ended December 31, 1998.

     * Previously filed in connection with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     # Filed herewith in connection with Amendment No.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                    SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ John C. Snyder  *                                             April 30, 1999
-------------------------
      Director and Chairman of the Board
John C. Snyder                 (Principal Executive Officer)

/s/ William G. Hargett *                                          April 30, 1999
-------------------------      Director, President and Chief
William G. Hargett             Operating Officer


/s/ Roger W. Brittain  *                                          April 30, 1999
-------------------------      Director
Roger W. Brittain


/s/ John A. Hill *                                                April 30, 1999
--------------------------     Director
John A. Hill


/s/ William J. Johnson  *                                         April 30, 1999
--------------------------     Director
William J. Johnson


/s/ B. J. Kellenberger  *                                         April 30, 1999
--------------------------     Director
B. J. Kellenberger


/s/ Harold R. Logan, Jr. *                                        April 30, 1999
--------------------------     Director
Harold R. Logan, Jr.


/s/ James E. McCormick *                                          April 30, 1999
-------------------------      Director
James E. McCormick


/s/ Edward T.  Story  *                                           April 30, 1999
-------------------------      Director
Edward T.  Story

/s/ Mark A. Jackson *                                             April 30, 1999
-------------------------      Senior Vice President and Chief
Mark A. Jackson                Financial Officer (Principal Financial
                               and Accounting Officer)




*By:  /s/ John H. Karnes
    ---------------------
       John H. Karnes
       Attorney-in-Fact